Form 10QSB
period 1996-12-31
CARING PRODUCTS INTERNATIONAL INC
filed 1997-02-12
CIK 1001111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                               ------------------

                                   FORM 10-QSB
                                ----------------

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

          For the quarterly period ended  DECEMBER 31, 1996
                                          -----------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act

          Commission File Number  33-96882-LA
                                  -----------
                       CARING PRODUCTS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                               98-0134875
                --------                               ----------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


                        200 FIRST AVENUE WEST, SUITE 200
                           SEATTLE, WASHINGTON  98119
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (206) 282-6040
                    ----------------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days.  Yes     No  X
                                                                    ---    ---

               As of February 7, 1997,  24,752,249 shares of the
                     issuer's common stock were outstanding.

                       CARING PRODUCTS INTERNATIONAL, INC.

                                      INDEX



                         PART I.  FINANCIAL INFORMATION



                                                                        Page No.
                                                                        --------
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

               Condensed Consolidated Statements of Income
                Three months and nine months ended December 31, 1996...........3

               Condensed Consolidated Balance Sheet
                December 31, 1996 and March31,1996.............................4

               Condensed Consolidated Statements of Cash Flows
                Three months and nine months ended December 31, 1996...........5

               Notes to Condensed Consolidated Financial Statements............6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS............................7

                           PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS...............................................9

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K................................9

               SIGNATURES......................................................9

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARING PRODUCTS INTERNATIONAL, INC.

Consolidated Statements of Loss and Deficit - Unaudited

(Expressed in U.S. dollars)


For the Three and Nine months ended December 31, 1996 with comparative figures for 1995
-----------------------------------------------------------------------------------------------------------
                                                      Three months ended             Nine months ended
                                                          December 31                   December 31
                                                      1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                   (Unaudited)
REVENUE

Sales                                                509,179        240,019      1,608,768        765,860

Cost of goods sold                                   328,410        154,965      1,009,502        477,027
-----------------------------------------------------------------------------------------------------------
Gross profit                                         180,769         85,054        599,266        288,833

Interest                                              45,709         17,743        190,561         34,751
-----------------------------------------------------------------------------------------------------------
                                                     226,478        102,797        789,827        323,584

EXPENSES
     Direct selling expenses                          23,433         23,489         63,604         69,984
     Amortization                                     12,918         26,705         66,469         79,974
     General and administrative                      260,586        332,177        721,864        876,687
     Interest and bank charges                        43,667         40,046        118,966         41,947
     Interest - capital lease obligation                   -            772              -          2,626
     Marketing                                       388,775        292,804      1,066,911      1,410,611
     Production                                       (6,537)        39,527        298,150        (11,169)
     Research & development                               38          8,920          7,861         74,500
     Bad debt provision                                   30            905         16,524            905
-----------------------------------------------------------------------------------------------------------
                                                     722,910        765,346      2,360,349      2,546,066
-----------------------------------------------------------------------------------------------------------

Net loss from operations                            (496,432)      (662,549)    (1,570,522)    (2,222,482)

     Financing expenses                                  670         50,038         15,678        421,883
     Gain/loss on disposal of fixed assets                 -            499              -            499
-----------------------------------------------------------------------------------------------------------

NET LOSS FOR PERIOD                                 (497,102)      (713,086)    (1,586,200)    (2,644,865)

DEFICIT, BEGINNING OF PERIOD                      (8,815,375)    (5,698,116)    (7,726,277)    (3,766,337)
-----------------------------------------------------------------------------------------------------------

DEFICIT, END OF PERIOD                            (9,312,477)    (6,411,202)    (9,312,477)    (6,411,202)
-----------------------------------------------------------------------------------------------------------

Net loss per share                                     (0.02)         (0.06)         (0.07)         (0.22)
-----------------------------------------------------------------------------------------------------------

Shares used in computing net loss per
  share                                           22,091,455     11,975,916     22,423,308     12,034,249
-----------------------------------------------------------------------------------------------------------


                             See accompanying notes

CARING PRODUCTS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheet

(Expressed in U.S. dollars)

-------------------------------------------------------------------------------------------
                                                          December 31          March 31
                                                             1996                1996
-------------------------------------------------------------------------------------------
                                                          (Unaudited)          (Audited)
ASSETS

Current assets
   Cash and term deposits                                      314,851           1,082,419
   Short term investment                                     2,687,358           2,701,350
   Accounts receivable. net                                    474,405             280,678
   Inventories                                               1,981,684           1,808,992
   Prepaid                                                      27,478             122,725
-------------------------------------------------------------------------------------------
   Total current assets                                      5,485,776           5,996,164

Capital assets, net of accumulated amortization                295,648             196,907

Intangible assets, net of accumulated amortization             250,394             275,908
Incorporation                                                      176                 176
Deferred financing charges                                      40,000                   -
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 6,071,994           6,469,154
-------------------------------------------------------------------------------------------

LIABILITIES

Current Liabilities
   Accounts payable                                            395,224             430,282
   Promissory notes payable                                  2,500,000           2,500,000
   Current portion of lease obligation                           4,029              11,550
   Current portion of long term debt                                 -              13,206
-------------------------------------------------------------------------------------------
   Total current liabilities                                 2,899,253           2,955,038

Lease obligation                                                 3,331               5,931

Long term debt                                                       -              16,781

-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            2,902,584           2,977,750
-------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY


   Capital stock                                               226,072             220,692
   Contributed surplus                                      12,255,815          10,996,989

   Deficit                                                  (9,312,477)         (7,726,277)
-------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                   3,169,410           3,491,404
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                 6,071,994           6,469,154
-------------------------------------------------------------------------------------------

                             See accompanying notes

CARING PRODUCTS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows - Unaudited
(Expressed in U.S. dollars)


For the Three and Nine months ended December 31, 1996 with comparative figures for 1995
--------------------------------------------------------------------------------------------------------------

                                                           Three months ended             Nine months ended
                                                               December 31                   December 31
                                                          1996           1995           1996           1995
--------------------------------------------------------------------------------------------------------------
                                                               (Unaudited)                   (Unaudited)

Cash flows from operating activities:
   Net loss for the period                               (497,102)      (713,084)    (1,586,200)    (2,644,863)


   Loss on disposal of fixed assets                                          499                           499
   Amortization, an item not involving cash                12,918         26,705         66,469         79,974
   Allowance For doubtful accounts                             30                        16,524
---------------------------------------------------------------------------------------------------------------
                                                         (484,154)      (685,880)    (1,503,207)    (2,564,390)

   Change in non-cash working capital items:
       Accounts receivable                                136,246        196,680       (193,727)       (56,892)
       Short term investments                                   -     (2,896,413)             -     (2,896,413)
       Inventories                                       (815,620)      (226,608)      (189,527)      (881,412)
       Prepaid expenses                                     9,248        (93,791)        95,247         99,348
       Accounts payable                                    67,554       (485,699)       (35,058)      (553,057)
       Short term loans                                         -       (304,667)             -       (250,000)
       Promissory notes payable                                 -        232,242              -      2,500,000
       Due from shareholders                                    -       (306,075)             -              -
       Current portion long term debt                          (5)             -        (20,727)
---------------------------------------------------------------------------------------------------------------
                                                       (1,086,731)    (4,570,210)    (1,846,999)    (4,602,816)
---------------------------------------------------------------------------------------------------------------

   Cash flows from investing activities
   Acquisition of capital assets                          (33,667)        (4,458)      (136,777)       (44,606)
   Acquisition of intangible assets                          (153)             -         (2,608)        (5,486)
   Proceeds from disposal of fixed assets                       -            640              -            640
   Incurrence of deferred charges                         (40,000)       182,870        (40,000)       162,737
---------------------------------------------------------------------------------------------------------------
                                                          (73,820)       179,052       (179,385)       113,285
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from shares issued                            118,352      5,829,032      1,264,206      5,840,061
   (Repayment) incurrence of long term debt                     -         (3,457)       (16,781)        (7,557)
   Repayment of capital lease                                  (4)        (3,241)        (2,600)        (7,644)
---------------------------------------------------------------------------------------------------------------
                                                          118,348      5,822,336      1,244,825      5,824,860
---------------------------------------------------------------------------------------------------------------

Increase/Decrease in cash and cash equivalents         (1,042,203)     1,431,179       (781,559)     1,335,329

Cash and cash equivalents, beginning of period          4,044,412      4,640,151      3,783,769        202,171
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                3,002,209      6,071,330      3,002,210      1,537,500
---------------------------------------------------------------------------------------------------------------


                             See accompanying notes

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying Unaudited condensed consolidated financial statements for the three and nine month periods ended December 31, 1996 reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods shown.
The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 1996 and the notes thereto contained in the Company's Registration Statement on Form SB-2, File No. 33-96882-LA, declared effective by the Securities and Exchange Commission on November 12, 1996.

CARING PRODUCTS INTERNATIONAL, INC.

ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based on current expectations, and actual results may differ materially. Factors that might cause such differences include, but are not limited to the Company's limited operating history, the Company's ability to obtain additional financing to fund future operations, competition form larger and more well established companies, and environmental legislation which may or may not affect the manufacture and use of disposable products. Refer also the Company's Registration Statement on Form SB-2, File No. 33-96882-LA declared effective on November 12, 1996.

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

For the quarter ended December 31, 1996, the Company generated revenues of $509,179 compared to U.S. $240,019 for the same period in the previous year. This represents an increase of 112% over the prior year. This increase in revenues reflects the ongoing expansion of the Company into the retail/drug wholesale markets. Interest income for the quarter was $45,709 during this quarter compared to $17,743 for the same period last year which reflects the Company's $2,500,000 Certificate of Deposit investment being used as collateral for an operating line. Cost of goods sold for the current quarter was $328,410 or 64.5% of sales compared to $154,965 or 64.5% for the same period in the previous year.

Net operating expenses for the quarter ended December 31, 1996, were $722,910 or 141.9% of sales compared to $765,346 or 318.9% of sales for the comparable period in the previous year. This decrease consists of a reduction in General and Administrative expenses, and production costs, offset by an increase in Marketing costs. The Company continues in an inventory build up stage in anticipation of increased customer ordering in the next quarter, thus more production costs are being absorbed into inventory. There is no assurance, however, that anticipated future orders will be realized. Marketing costs for the quarter are up over last year as a result of the commencement of radio media advertising.

For the quarter ended December 31, 1996, net loss from operations was $496,432
compared to $662,549 for the same quarter last year.   Net loss for the current
quarter was $497,102 compared to $713,086 for the comparable period of the prior year. This decrease in net loss is due to the one time charge in the previous quarter of $50,038 in financing costs incurred from the Company's efforts in obtaining additional operating capital. The company anticipates that it will incur net losses for the foreseeable future as it continues its product introduction and marketing buildup in the United States and Canada.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

For the nine months ended December 31, 1996, sales were $1,608,768 compared to $765,860 for the comparable period in the previous year. This reflects a 110% increase in revenues over that of the prior year. This increase is a direct result of the Company's continued expansion in the retail markets both in the United States and Canada. Interest income for the nine months ended December 31, 1996, was $190,561 compared to $34,751 for the same period last year. This increase was a result of the Company's investment in a $2,500,000 Certificate of Deposit used as collateral for an operating line. Cost of goods sold for the current nine month period was $1,009,502 or 62.8% of sales compared to $477,027 or 62.3% for the same period in the previous year.

Net operating expenses for the nine months ended December 31, 1996 were $2,360,349 or 146.7% of sales. For the same period of the prior year, they were $2,546,066 or 332.4% of sales. The decrease in operating expense from the previous year is due to a reduction in General and Administrative, Marketing and Research & Development expenses offset by increases in Interest and Production expenses. The decrease in expenses is primarily due to decreases in Marketing and Research & Development costs from 1995 when the Company was heavily involved in test marketing its products and developing its product lines. These decreases in costs were offset by higher interest expense associated with the Company's operating line, increased production cost as a result of repackaging into a revised product line, and making a provision for doubtful accounts as the Company increased its sales revenues.

Net loss from operations for the nine months ended December 31, 1996, was $1,570,522 compared to $2,222,482 for the same period last year - a 29.3%
decrease.    Net loss for the current nine months was $1,586,200  compared to
$2,644,865 for the comparable period of the previous year. This decrease was due primarily to the decrease in financing expenses incurred in the previous when the Company was obtaining equity financing.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 1996, totaled $3,002,209. Of this amount, $2,687,358 are invested in short term Certificates of Deposits used as collateral against the Company's operating line and purchase commitments. As of March 31, 1996, cash and cash equivalents were $3,783,769. The decrease in cash and cash equivalents from the beginning of the Company's fiscal year is due primarily to the ongoing funding of operations, the increased level of inventory during the current year, the acquisition of capital equipment and the repayment of debt. This decrease was offset by the exercise of previously issued warrants for capital stock netting the Company $1,264,296.

The Company's principal commitments at December 31, 1996, consisted of operating leases for its facilities, and capital equipment leases for telephone and manufacturing equipment.

It is anticipated that the Company will meet its next twelve month cash requirements by through revenues from its operations, obtaining receivables financing and acquiring additional equity infusion through the sale its capital stock. There is no assurance, however, that all or anyone of these sources of cash will be realized.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 14 to the Financial Statements contained within the Company's Registration Statement Form SB-2, File No. 33-96882-LA declared effective on November 12, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (27.1)  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the period ended December 31, 1996.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  February 10, 1997

                                   Caring Products International, Inc.
                                   (Registrant)


                                   /s/ Susan A. Schreter
                                   ------------------------------
                                   Susan A. Schreter
                                   President and Chief Operating Officer



                                   /s/ Clyde L. Stanton
                                   ------------------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)