Form 10KSB
period 1997-03-31
CARING PRODUCTS INTERNATIONAL INC
filed 1997-07-15
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended March 31, 1997

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                       Commission file number 33-96882-LA

                       CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                               ------------------

                Delaware                                 98-0134875
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

                               ------------------

           200 First Avenue West, Suite 200, Seattle, Washington 98119
                    (Address of principal executive offices)

                                 (206) 282-6040
                (Issuer's telephone number, including area code)

                               ------------------

      Securities registered under Section 12(b) of the Exchange Act: None.

      Securities registered under Section 12(g) of the Exchange Act: None.


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year. $2,287,497

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Cdn. $11,070,567 as of July 4, 1997.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Not applicable.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 4, 1997: 4,125,375 shares of Common Stock, $.01 par value (after giving effect to a one-for-six reverse stock split of the Company's Common Stock, which was effected on June 16, 1997).

     Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain exhibits listed           Included in prior filings made
in response to Item 13(a)                    under the Securities Act of 1933.

                                     PART I
                                     ------

Item 1.   Description of Business.

General

          Caring Products International, Inc. and its subsidiaries (collectively, the "Company") have designed and market a line of proprietary urinary incontinence products with disposable liners which are sold under the Rejoice name throughout the United States and Canada. These comfortable, effective products provide a practical and affordable solution to the special needs of incontinent adults and children over the age of four. All of the Company's products incorporate a two-piece incontinence management system and offer the advantages of breathable, light-weight material, highly absorbent bladder control protection, ease of changing and fashionable appearance. The products are manufactured by various independent contractors which produce the pants and the liner raw material and convert the liner raw material into various sized liners to fit the Company's specific product requirements. The Company's finished products are shipped through various third party storage and delivery companies located in the United States and Canada. All of the Company's sales efforts are dedicated to expanding distribution of its Rejoice adult and children's incontinence product line. The Company's marketing efforts are designed to capitalize upon niche market opportunities in the retail and health care incontinence product markets.

Corporate History

          The Company, a Delaware corporation, resulted from a series of corporate reorganizations and related transactions, as follows:

          First West Canada Capital Corporation ("FWCC") was originally incorporated under the laws of the Province of British Columbia on December 6, 1984. On December 20, 1993, FWCC renounced its original jurisdiction of incorporation and became a Wyoming corporation. On December 23, 1993, FWCC merged into FWCC Merger Corp., a wholly-owned subsidiary of FWCC, which was incorporated in the State of Delaware on December 7, 1993. Prior to the merger, which effected the reincorporation of FWCC as a Delaware corporation, FWCC was an inactive corporation. Immediately following the merger, FWCC Merger Corp. was an inactive corporation.

          On November 4, 1992, Caring Products International, Inc. was incorporated under the laws of the State of Delaware ("Old Caring Products"). On December 30, 1993, Old Caring Products merged with and into FWCC Merger Corp., and FWCC Merger Corp. became the surviving corporation. In connection with this merger, the name of the surviving entity was changed to Caring Products International, Inc. Caring Products Industries, Inc., a British Columbia corporation, is a wholly-owned subsidiary of Caring Products International, Inc. and until March 1996 principally engaged in pant production activities. C.P. International, Inc., a Delaware corporation, is also a wholly-owned subsidiary of Caring Products International, Inc., and its principal business is the sale and marketing of the Company's products. The term, the "Company" as used herein, refers to the surviving entity in the merger, Caring Products

International, Inc. and its wholly-owned subsidiaries, Caring Products Industries, Inc. and C.P. International, Inc.

Products

          Since the Company's inception in late 1992, the Company has focused primarily on the design and development of a line of adult and children's incontinence products that it believes will offer enhanced product absorbency, convenience, fit and conventional undergarment appearance, coupled with the benefits of natural fabric, at a price below conventional disposable adult diapers. Many adult incontinence brand products available today are very similar in design, appearance and comfort to standard baby diapers. These disposable diaper products, adult diapers and belted undergarments, are used by either men or women with moderate to heavier bladder control problems. The competing incontinence products designed for individuals with lighter bladder control problems are similar to many feminine hygiene products which can be bulky and do not prevent side seepage when a person is moving or sitting down. The Company has designed its products specifically for the needs of the adult incontinence sufferers living or recuperating at home with light to moderate incontinence. The Company has not designed products for the incontinence sufferer, usually bedridden individuals, that require products for heavier bladder control and protection for bed linen.

          All of the Company's products are designed with a two-piece incontinence management system, consisting of a reusable/washable cotton pant and a highly absorbent, thin disposable liner. The reusable/washable cotton pant looks and wears like conventional underwear but incorporates a proprietary channel that holds the liner securely in place and provides enhanced protection against side-seepage when the wearer is moving or sitting down. The Company's pants are produced in a pull-on style and are offered in a variety of men's, women's, boys' and girls' sizes.

          The Company currently offers for sale the following Rejoice products specifically designed for the adult and children's incontinence markets:

          Rejoice. The Company's principal product which is sold under the Rejoice name is a men's and women's pull-on pant with an 11-inch disposable liner. Rejoice pants have been designed to look and feel like normal underwear. Rejoice is targeted for more active people presently using a full-sized disposable diaper, belted undergarment or guard in a consumer out-patient setting. Other users of Rejoice include patients within a home health care or outpatient rehabilitation setting, disabled individuals, especially people using wheelchairs, individuals with disease-related incontinence and individuals recovering from a stroke or who have serious arthritis and cannot manage a disposable diaper or standard pull-on underwear by themselves. The Rejoice product is available in several discreet, non-bulky pull-on cotton pant sizes and complementary liners that are easy to change and offer enhanced leg mobility while providing leak protection to people with disabilities. The product is sold through retail stores and the health care market.

          Rejoice ExtraCare. The Rejoice ExtraCare name is applied to an 18-inch disposable liner product as well as various styles of men's and women's pants. This product is sold only through the health care market.

          Rejoice for Children. The Rejoice for Children name is applied to a line of pant products designed for older children with incontinence due to disease, birth defects or bed wetting. Each Rejoice for Children pant, in either boys' or girls' sizes, is designed to accommodate either the Rejoice 11-inch or the Rejoice ExtraCare 18-inch liner. Historically, parents of these older children with specialized needs have purchased the smaller-sized adult diapers, reusable training pant products, disposable bed sheets, plastic underpads for protection or have used baby diapers to be placed inside a plastic pant. These products are sold solely through the health care market.

          The Company has developed a toddler toilet training product to be sold under the name BumberChute. This product was designed for boys and girls aged 19 months to four years, where both the children and parents seek a grown-up style cotton underwear product that offers an effective method in easing and expediting the toilet training of toddlers. BumberChute is a standard style pull-on pant designed to encourage toilet training, for both night-time bed wetting and daily wear. The Company believes that its BumberChute product has a strong potential for commercialization but will require the expenditure of greater resources for marketing and advertising than its Rejoice products because of the highly competitive nature of the market. In addition, the period of use per consumer is shorter than that for its Rejoice adult incontinence products. Accordingly, the Company has dedicated its limited resources to the marketing and promotion of its Rejoice products and is seeking a licensing or joint venture partner or partners to assist in bringing its BumberChute product to the national and international retail markets.

Sales and Marketing

          The Company's marketing efforts for the Rejoice products are focused both in the retail and health care markets. The Company has developed and is implementing different marketing strategies for the retail and health care segments of its business. For the retail side of the Company's operations, the Company has organized a nationwide network of brokers or manufacturers representatives which are assisting in securing meetings with buyers and monitoring store placement and sales activity. With regard to certain health care markets in the United States, the Company has packaged its basic Rejoice pant and liner product into a more suitable package for health care market distribution. This product is called the Rejoice Wellness Care Kit and began being exclusively distributed in April 1997 by Medline Industries, a health care supply company headquartered in Mundelein, Illinois. The Company is assisting in training Medline's sales representatives to sell the Rejoice Wellness Care Kit to varied health care accounts in the United States. The training will require approximately four to six months to complete.

          Retail Market

          To gain market share in the growing out-patient consumer market, the Company is concentrating on establishing distribution relationships with drug store chains, grocery store chains which offer pharmacy services, retail chains, independent pharmacy stores and nationwide drug wholesale or product distributors. In addition, the Company is seeking distribution relationships with specialty catalog companies or home delivery service providers.

          The Company is currently selling Rejoice in approximately 6,000 stores, which include several retail, drug and grocery chains, as well as drug wholesalers and independent pharmacies. Among such stores are SAVON drug stores, OSCO drug stores, Revco drug stores, K&B drug stores, Bartells drug stores, Thrifty-Pay Less drug stores, Genovese drug stores and Longs drug stores.

          Health Care Markets

          The primary market for health care sales of incontinent products is to out-patient facilities of hospitals, rehabilitation facilities, home health care providers, hospice centers and other out-patient facilities and other facilities in which the institutions have direct access to the incontinence sufferer. The Company's marketing strategy for the health care market is to sell its products through hospital distribution companies, home health care companies, medical/surgical suppliers and distributors, durable medical equipment ("DME") suppliers and hospital buying groups.

          In late 1996, the Company signed a distribution agreement with Medline Industries, an Illinois based health care supply company, for the distribution of various Rejoice products to hospitals, home healthcare nursing agencies, DME's and other healthcare accounts. The Company has also developed a specialty packaged Rejoice product, called the Rejoice Wellness Care Kit, which will be sold exclusively by Medline to varied healthcare accounts. The Rejoice Wellness Care Kit was introduced in April 1997. The Company is supporting Medline's sales efforts through training of their field representatives, direct mail and brochure development, telemarketing and training customer service support.

          In January 1997, Rejoice was approved for Standardized Stock Ordering by the United States Veterans Hospitals. This simplified national purchasing program for preferred product vendors is expected to help facilitate the Company's sales efforts to the 160 Veterans Hospitals in the United States.

          The Company is targeting health care accounts which serve patients during recovery and rehabilitation. Rejoice is being positioned as a more dignified, comfortable product which does not restrict or discourage patient movement or participation while in physical therapy. The Company is marketing Rejoice to health care markets through trade show participation, direct mail of product information to physicians' offices and health care buyers, the marketing support of the Company's medical advisory board and public relations activities.

          The Company is currently selling Rejoice products other than the Rejoice Wellness Care Kit to a nominal number of health care accounts, including Medline.

Manufacturing and Fulfillment

          In order to focus more of its resources on sales and maintaining a streamlined system of operations and product delivery, the Company has been "outsourcing" certain processes and functions, and it expects to continue to do so for the foreseeable future. The Company currently subcontracts production of pants in Canada and Mexico and for conversion of thermally-bonded raw liner material in the United States.

          Pant Manufacturing. Historically, the Company has manufactured its own pant requirements in its facilities in the Vancouver, British Columbia metropolitan area. The Company ceased in-house pant production in March 1996 and will sell off various pant manufacturing equipment during fiscal 1998. The Company has been subcontracting production in Vancouver (Le Genereux Clothing Company, Ltd.) and Mexico (Teycon). The Company has a non-exclusive production agreement with Le Genereux which will expire in November 1997, and no formal agreement with Teycon, with whom the arrangement is to submit purchase orders as needed. The Company's Vancouver subcontractor has produced approximately 200,000 pants per year. The Mexican manufacturer has the capacity to produce 90,000 pants per month which can be expanded to meet any foreseeable monthly demand. Although the Company has made the strategic decision to subcontract its pant manufacturing, it is not materially dependent on any single contractor and believes it could quickly commence pant assembly or full construction with other manufacturers in Mexico, Puerto Rico, Taiwan or China. The Company's Vancouver manufacturer has filed a lawsuit against the Company, which the Company believes is wholly without merit. See "Item 3. Legal Proceedings."

          Liner Manufacturing and Conversion. The raw material for the Company's liners is manufactured in an air-laid thermal bonding process using SAPs. This process creates biodegradable cloth-like products made from natural cellulose fibers that are stronger, softer and more absorbent than conventional wet laid paper products. In the air-laid process, wood pulp is dried into individual fibers, transported by air (rather than water as in conventional paper making) and then deposited uniformly with the assistance of a vacuum. Once the fibers are laid uniformly, the rest of the paper making process concentrates on progressively strengthening the material through compaction under heat and pressure and the application of adhesive binders. The use of an air-laid process allows multi-layer introduction of SAPs uniformly over the entire liner product.

          The raw material for the Company's liners are manufactured under a supply agreement with a remaining term of approximately six years with Merfin Hygienic Products Ltd. ("Merfin"), a public-traded British Columbia firm. Merfin is a leading producer of air-laid paper. Under the Merfin agreement, the Company is required to meet certain annual minimum purchase requirements, and until such minimum is met, is required to purchase all of its requirements from Merfin. The price at which the Company is entitled to purchase the material from Merfin is negotiated on an annual basis. The agreement provides that Merfin may not sell its SAP raw material to any other company that uses a two-piece system incorporating a liner, thereby making the agreement exclusive for the Company's purposes. To date, the Company has not met its annual minimum purchase requirements, and Merfin could, as a result, terminate the agreement.

However, Merfin has continued to accept purchase orders from the Company and has indicated its willingness to continue to build its own sales revenues through its relationship with the Company. To date, the Company has not encountered any difficulties in obtaining its requisite supply of liner raw material from Merfin, and the Company believes Merfin's capacity to provide raw material needed for the Company's product liners will be sufficient to meet the Company's needs for the foreseeable future. In addition to the supply arrangement, which is of great significance to the Company, it is expected that Merfin's research and development department will work with the Company in the future on further product improvements.

          In May 1997, Merfin was acquired by Buckeye Cellulose Corporation, a United States manufacturer of cellulose products. There has been no indication that Merfin will terminate or seek to change its relationship with the Company. The Company has been dependent on its relationship with Merfin. However, the Company believes that there are alternative sources of the liner raw material available from a limited number of suppliers. Accordingly, the Company does not believe that the termination of its arrangement with Merfin as a result of the recent change of control or otherwise would have a material adverse impact on the Company's operations or financial results.

          The liner rollstock material produced by Merfin is shipped to an independent diaper manufacturer in the United States where it is converted into finished liners according to the Company's specifications. The process of liner conversion involves slitting the finished rolls of raw material into designated liner lengths and cover each liner core with a soft cotton coverstock. The liners are then packaged, boxed and shipped to one of the Company's fulfillment centers in Harrisburg, Pennsylvania, Sparks, Nevada or Canada. (See "--Warehousing and Fulfillment.")

          The Company's liners are converted by two conversion companies in the United States, both of which have ample capacity to satisfy the Company's liner conversion needs. There are also several other companies located in the United States who could perform liner conversion services for the Company. Management believes that there are several additional diaper and liner production facilities available should the Company require additional capacity.

          Warehousing and Fulfillment. The Company currently uses fulfillment services in Harrisburg Pennsylvania, Sparks, Nevada, Vancouver, British Columbia and Toronto, Ontario. However, the Company believes that there are numerous options for obtaining warehousing and fulfillment services and that it would not be difficult to make arrangements for additional or different service providers if the need were to arise in the future.

Research and Development

          From its inception, the Company has devoted significant time and energy to research and development activities to develop its current products and improvements on those products. The Company anticipates that certain of its research and development activities in the future will be conducted in conjunction with Merfin's research and development department, although there currently is no formal research and development contract between the two entities. Research and development expenditures represented less than 1.4% of the Company's total expenditures including cost of goods sold, in Fiscal 1997; and represented 1.7% of the Company's total expenditures in Fiscal 1996.

Backlog

          The Company generally ships within three to ten days of receipt of a purchase order depending upon the size of the order. Accordingly, backlog is not significant for the Company.

Competition

          The disposable incontinence products industry is highly competitive and consists of several large and medium sized companies as well as numerous smaller companies. Many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company, as well as a history of operations which the Company currently lacks. Competition in the industry is generally based on price, performance and comfort. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product developments by the Company and its competitors, product performance and price, distribution and customer service. The Company believes that its products represent an improvement over plastic-cased diaper products in terms of consumer comfort and dignity, cost, product discretion and protection against side-seepage. Although the Company believes it offers products with price and performance characteristics competitive with other manufacturers' products, there is no assurance that products can be developed, manufactured or marketed successfully in the future. In order to be successful, the Company must continue to respond promptly and effectively to its competitors' innovations. There is no assurance that the Company will be able to compete successfully in the disposable incontinence products industry.

          The retail market is dominated by major national brand product manufacturers, including Kimberly Clark's Depend(R) and Poise(R) brands, Johnson & Johnson's Serenity(R) brand and Procter & Gamble's Attends(R) brand. In addition to these companies, which collectively dominate the market, the retail market for disposable incontinence products is made of up medium size and small companies, as well as a small, but fast growing, private label segment currently dominated by ICD/Confab and Inbrand.

          The health care market is dominated by Proctor & Gamble, Scott Health care (which was recently purchased by Kimberly Clark) and Professional Medical. Several medium size and numerous smaller firms account for the balance of the clinical market.

Patents, Trademarks and Proprietary Rights

          The Company has filed three patent applications with the U.S. Patent and Trademark Office covering two "channel" pant designs (applications were made for two variations on one design) and has filed additional applications in certain European markets. In November 1994, a patent was issued by the U.S. Patent and Trademark Office and thereafter the Company abandoned its then two pending applications for the variations on the issued patent. The issued patent expires on July 30, 2012. Management believes that favorable rulings on certain patent claims will help protect against new entrants into the combination two-piece incontinence and training pant markets with similar designs that specifically guard against side-seepage.

          The Company uses a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent possible. The Company takes reasonable measures to assure that any product bearing a Company trademark reflects the consistence and quality associated with the Company's products. Rejoice is a registered trademark of the Company in the United States, Canada, the United Kingdom and Germany. An application for registration of Rejoice is pending in several other countries. BumberChute is a registered trademark in Canada, France, the United Kingdom and Germany. An application for registration of BumberChute is pending in the United States.

          The Company also relies upon trade secrets, know-how, improvements to technology, confidentiality agreements and the pursuit of collaborative and licensing opportunities to develop and maintain its competitive position. Although the Company protects its proprietary technology in part by confidentiality agreements with its employees, consultants and certain contractors, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors.

Employees

          As of July 1, 1997, the Company employed approximately 15 persons on a full-time basis. Of these employees, approximately two are employed in manufacturing, two in operations and marketing, six in sales and five in administration and finance. In addition, the Company employs approximately 25 to 35 people on a part-time basis. These employees largely perform customer service, marketing and administrative functions for the Company. The Company does not have a collective bargaining agreement with any of its employees, and the Company considers its employees relations to be good.

Item 2.   Description of Properties.

          The Company maintains a marketing office at 200 First Avenue West, Seattle, Washington. The office, covering approximately 4,800 square feet, is rented pursuant to a lease that expires in July 2000. The annual base rent is $72,163 ($6,013.58 per month).

Item 3.   Legal Proceedings.

          In March 1996, Le Genereux Clothing Company, Ltd., one of the Company's subcontractors for pant manufacturing, filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia alleging breach of contract to purchase pants pursuant to the Manufacturing Agreement between the parties. (See "Item 1. Description of Business- Manufacturing and Fulfillment.") The plaintiff claims it is entitled to liquidated damages in the amount of Cdn. $913,607.30, plus interest and costs. The Company believes this litigation is a frivolous nuisance action, wholly without merit, and intends to vigorously defend itself. The

Company does not believe that this litigation will have a material adverse impact on its results of operations. Despite the litigation, Le Genereux continues to assemble pants for the Company, and the Company continues to be current on its billing obligations to Le Genereux.

          In May 1996, HUB, Inc., a Minnesota corporation, Thomas M. Vertin and The Harold G. Goodman 1984 Grantor Trust, all of whom were involved in providing a short-term bridge loan to the Company in 1995, filed a summons and complaint against the Company in the U.S. District Court for the District of Minnesota, Case No. 3-96-396. This suit alleges, primarily, breach of contract and seeks an award of 108,333 additional warrants to purchase the Company's Common Stock as additional compensation for the provision of the loan. The loan was repaid in full on its due date and pursuant to its terms. The Company believes this litigation is without merit. The Company has submitted the plaintiffs' demand to the Vancouver Stock Exchange, as required, and have received a ruling that the additional warrants are not authorized as part of the loan agreement. The Company intends to vigorously defend this action and does not believe this litigation will have a material adverse impact on its results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ending March 31, 1997.

                                     PART II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters.

(a)(1)    Market Information

          The Company's Common Stock has traded on the Vancouver Stock Exchange ("VSE") under the symbol "CPI" since January 1994, following its merger with FWCC Merger Corp. Unless otherwise indicated, all share and per share data give effect to a one-for-six reverse stock split (the "Reverse Stock Split") of the Company's Common Stock approved by the Company's Board of Directors and stockholders, which was effected on June 16, 1997.

          The following table sets forth the high and low closing prices for the Common Stock on the VSE for the periods indicated. All prices are stated in Canadian dollars and do not reflect the Reverse Stock Split.

                                                             High           Low
                                                            -----          -----
Fiscal Year Ended March 31, 1995

  First Quarter ..................................          $1.95          $1.15
  Second Quarter .................................           2.20           1.35
  Third Quarter ..................................           1.75           1.30
  Fourth Quarter .................................           1.74           1.30

Fiscal Year Ended March 31, 1996

  First Quarter ..................................          $1.61          $1.56
  Second Quarter .................................           1.65           0.86
  Third Quarter ..................................           1.32           0.85
  Fourth Quarter .................................           0.98           1.25

Fiscal Year Ended March 31, 1997

  First Quarter ..................................          $1.25          $0.50
  Second Quarter .................................           0.97           0.65
  Third Quarter ..................................           1.10           0.38
  Fourth Quarter .................................           1.00           0.52


          On July 4, 1997, the closing price of the Common Stock on the Vancouver Stock Exchange was Cdn. $2.80 after giving effect to the Reverse Stock Split.

(a)(2)    Recent Sales of Unregistered Securities

          No securities that were not registered under the Securities Act of 1933, as amended (the "Act") have been issued or sold by the Registrant within the past three years, except as described below. See "Item 1. Description of Business--Corporate History" for an explanation of the various entities mentioned in this Item 5. The share information below reflects the Reverse Stock Split.

1. On January 12, 1994, the Registrant issued 427,500 shares for cash consideration of Cdn. $5.58 per share to a single offshore investor (Caring Products Holdings Limited, Hong Kong, which is a 100% subsidiary of Allied Industries International Limited ("Allied"), a Hong Kong widely-held public company of which Allied Group Limited, also a Hong Kong public company, held 57.2% and SHK Hong Kong Industries Limited holds 11.5%). In addition, the investor was issued 427,500 warrants, in which two and one-half warrants entitled the holder to purchase one additional share of Common Stock (for a total of 171,000 shares), at an exercise price of Cdn. $9.00. The warrants expired on November 22, 1995. Because the shares were not issued to a U.S. person, the transaction was not subject to the Act. However, the transaction was conducted in a manner consistent with the requirements for a valid exemption under Section 4(2) of the Act. These securities were privately transferred to a subsequent holder, Comite de Retraite et des Assurances Collective (MCPED), in the quarter ended December 31, 1995.

2. On June 3, 1994, the Registrant issued 15,000 shares of Common Stock to Susan A. Schreter, the Registrant's President and a Director. The shares were issued to Ms. Schreter for repayment of debt incurred when Ms. Schreter transferred 15,000 of her shares to two individuals in settlement of a technology purchase and relinquishment of royalties agreement. This transaction was made in reliance upon the exemption provided by Section 4(2) of the Act. As an officer and director of the Registrant, Ms. Schreter had access to all information about the Registrant necessary to make an informed investment decision. In addition, she represented that she was acquiring the securities for investment and not with a view to distribution, and her certificate bears appropriate legends restricting transfer.

3. On April 28, 1995, the Registrant issued an aggregate of 50 units, for aggregate gross proceeds of $2,500,000. Each unit consisted of one $50,000 12% convertible secured promissory note and one two-year warrant entitling the holder to purchase up to 1,167 shares of Common Stock at an exercise price of $0.30 per share until the first anniversary of issuance and $0.60 per share thereafter. The units were issued to the following accredited investors:

        Name of Investor                    Number of Units      Amount Invested
        ----------------                    ---------------      ---------------
                                               Purchased               ($)
                                               ---------         ---------------

HUB, Inc. (1)                                     10                 500,000
Harold G.  Goodman 1984 Grantor
     Trust (2)                                     5                 250,000
Thomas M. Vertin                                  10                 500,000
Stirling Unit Trust (3)                           25               1,250,000


---------

(1)  The beneficial owners include: Charles E. Underbrink and Douglas E. Heitne.
(2)  The beneficial owners include: H. Greg Goodman and Alan D. Feinsilver.
(3) No one person holds a greater than 10% beneficial ownership interest in the Stirling Unit Trust. The settlor of the Trust is the Blake Settlement.

Offers and sales were made in a private offering in reliance upon the exemption provided by Section 4(2) of the Act. Each investor was furnished with information concerning the offering and the Registrant and each had the opportunity to verify the information supplied. Additionally, the Registrant obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends.

          All of the foregoing offers and sales were made to individuals or entities that had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to the Registrant or their economic bargaining power. The share certificates representing all shares issued in non-public offerings were stamped with a legend restricting transfer of the Common Stock represented thereby, and the Registrant issued stop transfer instructions to its transfer agent.

4. On September 28, 1995, the Company borrowed $2,500,000, on a secured basis, and issued warrants to purchase 4,731 shares of Common Stock, exercisable at Cdn. $7.20 until October 1, 1997. The lender, Trimin Enterprises, Inc., is a non U.S. person, the beneficial owners of which include a widely-held Canadian public company listed on The Toronto Stock Exchange, the sole beneficial owner of 10% or more of the outstanding shares of which is James D. Meekison, an Ontario resident. The Company issued the securities in accordance with Regulation S.

5. On October 5, 1995, the Registrant issued an aggregate 1,666,667 Special Warrants for aggregate gross proceeds of Cdn. $8,775,000 (approximately U.S. $6,500,000) to a total of 11 investors, all of whom are non-U.S. persons. The Special Warrants were deemed converted, for no additional consideration, into 1,666,667 shares and warrants to purchase up to 833,333 additional shares as of February 27, 1996. The Special Warrants were issued to the following non-U.S. investors:

                                            Number of Special    Amount Invested
           Name of Investor                 Warrants Purchased       (Cdn.$)
           ----------------                 ------------------   ---------------

BPI Capital Management Corp.                      429,500        $2,261,317.50
Comite de retraite et des assurances              150,833           794,137.50
  collectives (MCPED)
Laurentian American Equity Ltd.                   110,000           579,150.00
Laurentian International, Ltd.                     55,833           293,962.50
Robert G. Atkinson                                136,666           719,550.00
James R. Tuer                                      37,500           197,437.50
Royal Canadian Small Cap Fund                     216,667         1,140,750.00
AGF Growth Equity Fund Ltd.                       189,333           996,840.00
Montreal Trust Company of Canada                  283,333         1,491,750.00
Michael Steele                                     28,500           150,052.50
Griffiths McBurney & Partners                      28,500           150,052.50

          Total                                 1,666,667        $8,775,000.00

          Offers and sales were made in an off-shore transaction to non-U.S. Persons in reliance upon Regulation S promulgated under the Act. With the exception of Messrs. Atkinson, Tuer and Steele, all of whom are individuals and purchased their Special Warrants beneficially, and with the exception of Montreal Trust Company of Canada, each of the purchasers is a widely-held Canadian investment fund which, the Company believes, has purchased on behalf of specific mutual funds. Montreal Trust Company of Canada is a widely-held, federally-chartered Canadian trust company which, the Company believes, purchased on behalf of fully-managed accounts for clients.

          In connection with the offering of the Special Warrants, Brenark Securities Ltd., which acted as placement agent, was issued a special right (the "Special Right"), which is exercisable for warrants to purchase 133,333 shares of Common Stock, at Cdn. $4.86 per share through October 5, 1996 and Cdn. $5.67 per share from October 6, 1996 to October 5, 1997. These warrants were also issued pursuant to Regulation S.

6. From time to time during the past three years, the Company has granted options and issued warrants to officers, directors and employees of the Company. These grants have been made at exercise prices ranging from U.S. $3.00 to U.S. $7.50. An aggregate of 629,671 shares of Common Stock have been issued upon exercise of warrants and no shares of Common Stock have been issued upon exercise of options. To the extent options or warrants have been issued by the Company to U.S. persons, they have been issued pursuant to the exemption for transactions not including a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

(b) Holders

          The number of record holders of the Company's Common Stock as of March 31, 1997 was 117.

(c) Dividends

          The Company has never paid a dividend on its Common Stock. It is the present policy of the Company not to pay cash dividends on the Common Stock. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

          The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements, including the notes thereto, of the Company contained elsewhere in this Form 10-KSB.

Overview

          The Company is organized under the laws of the State of Delaware. The Company's primary business is the marketing of proprietary urinary incontinence products.

          Since its incorporation in November, 1992 through December 31, 1995, the Company was engaged in various start-up activities, including product conceptualization and technology acquisition, recruitment of employees, product research, development and testing. During this period, the Company has incurred substantial expenses for research and development, developing production relationship, organizing product packaging, test promotions and advertising programs, test marketing, general and administrative costs, office relocation, "slotting fees" to support new product entry into large chain stores, as well as costs incurred to capitalize the Company. The Company has had limited revenues from the sales of its products and may continue to incur losses during the introduction of its products to healthcare, retail and international markets.

          As discussed below, the fiscal years ended March 31, 1996 and March 31, 1997 were characterized by nominal sales offset by significant expenses associated with financing, producing and promoting a product to enter the highly competitive consumer product and healthcare product markets.

Results of Operations

          Comparison of the Fiscal Year Ended March 31, 1996 to the Fiscal Year Ended March 31, 1997.

          The Company's sales by product line for the fiscal year ended March 31, 1996 ("Fiscal 1996") were as follows:

                    Rejoice pants ..............  $  479,481

                    Rejoice liners .............     635,902

                    Other ......................       3,103
                                                  ----------
                    Total ......................  $1,118,486
                                                  ==========

          The Company's sales by product line for the fiscal year ended March 31, 1997 ("Fiscal 1997") were as follows:

                    Rejoice pants ..............  $  889,149

                    Rejoice liners .............   1,390,611

                    Other ......................       7,737
                                                  ----------
                    Total ......................  $2,287,497
                                                  ==========

          For Fiscal 1997, the Company generated revenues of $2,287,497 as compared to $1,118,486 for Fiscal 1996, an increase of 105%. Sales of the Company's adult incontinence product, Rejoice, represented most of the Company's revenues in both years. The increase in sales was a result of the increase in the number of retail oriented drug stores which sell Rejoice and broader based promotional activities to support brand introduction and consumer awareness of the brand. There was no significant change in the Company's pricing to its wholesale customers from Fiscal 1996 to Fiscal 1997. Total liner sales are expected to continue to lead pant sales as the average consumer will need to purchase more liners, which are disposable, than pants, which are reusable.

          Interest income generated during Fiscal 1997 was $163,986 as compared to $112,671 in Fiscal 1996. The increase was attributable to higher average deposit balances throughout the year. Cost of goods sold was $1,727,607 and $1,031,896 in Fiscal 1997 and Fiscal 1996, respectively. The 67% increase in cost of goods sold reflected product costs associated with the increased amount of sales. Gross profit on sales increased from $86,590 in Fiscal 1996 to $559,890 in Fiscal 1997. This improvement reflected better unit cost of goods sold due to the transfer of virtually all pant product production to sub-contractors from a significant amount of in-house pant production in Burnaby, British Columbia during Fiscal 1996. Gross profit margin improved from 8% in Fiscal 1996 to 24% in Fiscal 1997.

          For Fiscal 1997, total operating expenses increased 4% to $3,362,288 of which $2,083,173 was related to selling expenses including advertising creative costs, consumer physician promotion and education materials, radio advertising placement, trade show, salaries and travel costs. Sales costs increased 5% over the prior fiscal year. It is expected that selling expenses will continue to be the largest component of the Company's operating expenses and important to the Company's continued increase in distribution for its products. General and administrative expenses in Fiscal 1997 were $1,198,148 as compared to $1,126,815 in Fiscal 1996, a 6% increase. Legal and accounting expenses during both periods were a significant portion of general and administrative expenses. These expenses relate to various registrations and filings in the United States and Canada. During Fiscal 1996, the Company also incurred expenses related to completing a private placement, including a $250,000 finder's fee and deemed interest of $413,000. Research and development expenses continued to decline during the two periods from $74,704 in Fiscal 1996 to $8,679 in Fiscal 1997 due to no major new products in development. Research and development expenses are not expected to be a significant cost to the Company during Fiscal 1998. Interest expense increased 121% during the two periods from $92,314 to $204,203 reflecting the higher average balance of debt held by the Company.

          Continued improvement in pant gross profit margins is expected to be derived from increasing pant production through lower cost sub-contractors in Mexico versus sub-contractors in Canada. Because the demand for the Company's pant product is growing, there has been significant interest from large underwear manufacturers in Asia, South America and Mexico to produce the Company's pant product. The Company is scheduled to close its factory location in Burnaby, British Columbia during Fiscal 1998 at which time there is expected to be a reduction in certain overhead and facility costs related to supporting pant sub-contracted production in Canada. No material losses associated with the close of this facility are expected. No similar facility support is required for sub-contracted pant production in other locations which are currently utilized by the Company. While no assurances can be provided, the Company expects that increased demand for both pant and liners will enable the Company to negotiate volume discounts which might positively affect gross profit margins. In addition, no assurance can be provided that increased pant production through lower cost sub-contractors will lead to profitable operations. During Fiscal 1996 and Fiscal 1997, the Company produced all of its liners through sub-contracted liner converters in the United States.

          Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations in 1997.

          The net loss for Fiscal 1997 was $2,904,886 as compared to a net loss of $3,959,940 for Fiscal 1996, a decrease in loss of $1,055,054. As a result of the information detailed above and other operations, the loss per share was $.74 in Fiscal 1997 as compared to $1.84 in Fiscal 1996. On June 16, 1997, the Company completed a one-for-six reverse stock split of its issued and outstanding common stock.

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"). Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal year 1998 will have a significant impact on the Company's reported EPS.

Liquidity and Capital Resources

          The Company has historically financed its operations through several private placements of its equity securities. During Fiscal 1996, the Company received net proceeds of Cdn $8,108,500 from the sale of 1,666,667 special warrants. During Fiscal 1996, the Company supported its operations from various small, production related borrowings and incurred short-term debt of $2,500,000 in the form of promissory notes, together with warrants as part of a bridge financing. These notes were subsequently repaid with the proceeds of a short-term secured promissory note issued by the Company to a single investor in September 1995. In October 1995, the Company secured a revolving line of credit in the amount of $2,500,000 from Seattle First National Bank and repaid the secured promissory note issued in September 1995. The loan bears interest at 6.91% per annum, payable monthly. This note is secured by a deposit of $2,500,000 and has been extended to September 1997.

          During Fiscal 1997, the Company supported its operations from various short-term, unsecured borrowings from related parties which total U.S. $571,300 at March 31, 1997. In April 1997, outstanding principal balances payable to related parties of U.S. $366,300 were repaid using the proceeds received from an additional line of credit.

          In April 1997, H.J. Forest Products Ltd., a Canadian public company which trades on the Toronto Stock Exchange, guaranteed a $1.25 million United States credit facility for the Company to the Toronto Dominion Bank. Borrowings under the line of credit are due on demand. In July 1997, the credit facility was increased to $2.5 million. In May 1997, the Company borrowed U.S. $1,250,000 under a note payable to H.J. Forest Products, Ltd. Principal is due May 1998.

          On April 7, 1997, the Company signed a letter of intent with Paulson Investment Company, Inc. for a firm underwriting to raise equity of approximately $10 million. Under the agreement, the offering is expected to consist of one share of common stock and one warrant to purchase one additional share. The warrants will be exercisable for a period of 5 years at approximately 150% of the initial public offering price of the units, subject to adjustment in certain events. The Company and its investment banker are currently organizing the required filing documents. The Company projects that this offering will be completed in the fall of 1997, however no assurance can be given that the offering will be completed.

          As of March 31, 1997, the Company's principal sources of liquidity included cash, including amounts restricted as security for loans, of $2,813,244, net accounts receivable of $625,085 and inventories of $2,432,583. The Company's operating activities used cash of $2,982,936 for the 12 month period ending March 31, 1997. Increases in accounts payable of 609,257 and increases in accounts receivable of 344,407 reflect the increased operations and sales of the Company. Increased inventory levels of $623,591 reflect the Company's need for additional SKU's to satisfy anticipated new customer requirements. Management anticipates that the levels of both inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.

          The Company anticipates that its ongoing cash obligations will be met through the sale of the Company's products, the public offering and/or additional debt. The Company will continue to review its financial and cash needs according to current and expected business conditions.

Forward Looking Statements

          This Form 10-KSB and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

          When used in the Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries which constitute the customers of the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to management of growth, increases in sales, the competitive environment, hiring and retention of employees, pricing, new product introductions, product productivity, distribution channels, enforcement of intellectual property rights, possible volatility of stock price and general industry growth and economic conditions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Item 7.   Financial Statements.

          The following consolidated financial statements of Caring Products International, Inc. are included in Item 7:

          Consolidated Balance Sheets at March 31, 1996 and 1997.

          Consolidated Statements of Operations for the Years Ended March 31,
               1995, 1996 and 1997.

          Consolidated Statements of Stockholders' Equity for the Years Ended
               March 31, 1995, 1996 and 1997.

          Consolidated Statements of Cash Flows for the Years Ended March 31,
               1995, 1996 and 1997.

          Notes to Consolidated Financial Statements.

                       CARING PRODUCTS INTERNATIONAL, INC.


                                AND SUBSIDIARIES



                        Consolidated Financial Statements



                             March 31, 1996 and 1997



                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------





The Board of Directors
Caring Products International, Inc.:


We have audited the accompanying consolidated balance sheet of Caring Products International, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caring Products International, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Seattle, Washington
June 13, 1997

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------




The Board of Directors
Caring Products International, Inc.:



We have audited the accompanying consolidated balance sheets of Caring Products International, Inc. and subsidiaries as at March 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Caring Products International, Inc. and subsidiaries as at March 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period then ended in accordance with generally accepted accounting principles in the United States.



/s/ KPMG Peat Marwick LLP

Chartered Accountants
Vancouver, Canada
June 14, 1996

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended March 31, 1995, 1996 and 1997


===============================================================================================
                                                           1995          1996          1997
-----------------------------------------------------------------------------------------------
Revenues                                               $   399,264     1,118,486     2,287,497
Cost of sales                                              728,783     1,031,896     1,727,607
                                                       ---------------------------------------

                    Gross profit (loss)                   (329,519)       86,590       559,890
                                                       ---------------------------------------

Operating expenses:
    Selling                                                987,795     1,978,206     2,083,173
    General and administrative                             848,209     1,126,815     1,198,148
    Research and development                               101,360        74,704         8,679
    Amortization and depreciation                           64,647        61,758        72,288
                                                       ---------------------------------------

                    Total operating expenses             2,002,011     3,241,483     3,362,288
                                                       ---------------------------------------

                    Loss from operations                (2,331,530)   (3,154,893)   (2,802,398)
                                                       ---------------------------------------

Other income (expense):
    Interest income                                         62,337       112,671       163,986
    Interest expense                                       (10,991)      (92,314)     (204,203)
    Costs associated with Bridge Financing                      --      (864,735)           --
    Other, net                                            (115,758)       39,331       (62,271)
                                                       ---------------------------------------
                                                           (64,412)     (805,047)     (102,488)
                                                       ---------------------------------------

                    Net loss                           $(2,395,942)   (3,959,940)   (2,904,886)
                                                       =======================================


Net loss per share                                     $      1.29          1.84          0.74
                                                       =======================================

Weighted average common shares and common
equivalent shares outstanding                            1,863,995     2,154,955     3,948,054
===============================================================================================


See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             March 31, 1996 and 1997


================================================================================
                                                        1996             1997
--------------------------------------------------------------------------------
                      Assets
                      ------

Current assets:
    Cash                                            $  1,082,419        118,573
    Restricted cash                                    2,701,350      2,694,671
    Accounts receivable, less allowance for
    doubtful accounts of $108,966 in 1996 and
    $91,694 in 1997                                      280,678        625,085
    Inventories                                        1,808,992      2,432,583
    Prepaid expenses                                     122,724         19,041
                                                    ---------------------------

                   Total current assets                5,996,163      5,889,953


Equipment, net                                           196,907        251,503
Intangible assets, net                                   276,084        238,146
Other assets                                                  --          8,935
                                                    ---------------------------

                                                    $  6,469,154      6,388,537
                                                    ===========================

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
    Accounts payable                                     351,312      1,029,418
    Accrued liabilities                                   78,970        137,092
    Line of credit                                     2,500,000      2,500,000
    Notes payable to related parties                          --        571,300
    Current portion of lease obligations                  11,550         13,046
    Current portion of long-term debt                     13,206         12,126
                                                    ---------------------------

                Total current liabilities              2,955,038      4,262,982


Lease obligations, less current portion                    5,931         24,868
Long-term debt, less current portion                      16,781          5,485
                                                    ---------------------------
                Total liabilities
                                                       2,977,750      4,293,335
                                                    ---------------------------

Stockholders' equity:
    Preferred stock, no shares outstanding                    --             --
    Common stock, 3,678,208 and
    4,125,375 shares outstanding at
    March 31, 1996 and 1997, respectively                 36,782         41,254
    Additional paid-in capital                        11,180,899     12,685,111
    Accumulated deficit                               (7,726,277)   (10,631,163)
                                                    ---------------------------

               Total stockholders' equity              3,491,404      2,095,202

Commitments, contingencies and subsequent events
--------------------------------------------------------------------------------
                                                    $  6,469,154      6,388,537
================================================================================
See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended March 31, 1995, 1996 and 1997

===========================================================================================================================

                                                                                                                   Total
                                                          Common stock         Additional                          stock-
                                                   ----------------------       paid-in        Accumulated        holders'
                                                    Shares        Amount        capital          deficit           equity
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                          1,814,037      $18,140       4,043,833       (1,370,395)       2,691,578

Issuance of common stock for cash on exercise
         of warrants                                 145,838        1,458         781,060               --          782,518
Issuance of common stock for settlement
         of debt                                      15,000          150         151,205               --          151,355
Capital contributions by stockholders                     --           --          80,183               --           80,183
Net loss                                                  --           --              --       (2,395,942)      (2,395,942)
                                                   ------------------------------------------------------------------------

Balance at March 31, 1995                          1,974,875       19,748       5,056,281       (3,766,337)       1,309,692

Issuance of common stock for cash on
         exercise of warrants                         36,666          367          21,162               --           21,529
Issuance of common stock and warrants for
         cash on private placement, net of
         $697,986 of issuance costs                1,666,667       16,667       5,690,456               --        5,707,123
Fair value of warrants issued with Bridge
         Financing                                        --           --         413,000               --          413,000
Net loss                                                  --           --              --       (3,959,940)      (3,959,940)
                                                   ------------------------------------------------------------------------

Balance at March 31, 1996                          3,678,208       36,782      11,180,899       (7,726,277)       3,491,404

Issuance of common stock for cash on
         exercise of warrants                        447,167        4,472       1,504,212               --        1,508,684
Net loss                                                  --           --              --       (2,904,886)      (2,904,886)
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                          4,125,375      $41,254      12,685,111      (10,631,163)       2,095,202
===========================================================================================================================

                          1995                                     1996                                      1997
                 -----------------------                  ------------------------                  -----------------------
                 Preferred    Common                      Preferred     Common                      Preferred     Common
                   stock       stock                        stock        stock                        stock        stock
                 ---------  ------------                  ---------   ------------                  ---------   -----------
Par value            $0.01         $0.01 Par value            $0.01          $0.01  Par value           $0.01         $0.01
Authorized       1,000,000    25,000,000 Authorized       1,000,000     75,000,000  Authorized      1,000,000    75,000,000
Issued                  --     1,974,875 Issued                  --      3,678,208  Issued                 --     4,125,375
Outstanding             --     1,974,875 Outstanding             --      3,678,208  Outstanding            --     4,125,375

================================================================================

See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1995, 1996 and 1997

=====================================================================================================================
                                                                                1995          1996          1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                $(2,395,942)   (3,959,940)   (2,904,886)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
             Amortization and depreciation                                       80,372       107,170       127,821
             Loss on disposal of equipment                                           --        11,819            --
             Deemed interest on Bridge Financing                                     --       413,000            --
             Write-off of deferred financing costs                                   --       162,737            --
             Change in operating assets and liabilities:
                 Increase in accounts receivable                               (136,019)     (114,828)     (344,407)
                 Increase in inventories                                     (1,061,203)     (584,502)     (623,591)
                 Decrease (increase) in prepaid expenses                       (236,978)      117,860       103,683
                 Increase (decrease) in accounts payable                        554,322      (394,703)      609,257
                 Increase (decrease) in accrued liabilities                      97,821       (86,642)       58,122
                 Increase in other assets                                            --            --        (8,935)
                                                                            ---------------------------------------
                      Net cash used in operating activities                  (3,097,627)   (4,328,029)   (2,982,936)
                                                                            ---------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                       (200,494)      (46,264)      (43,555)
    Acquisition of intangible assets                                            (21,066)       (5,688)           --
    Proceeds from disposition of equipment                                           --         4,214            --
    Proceeds on disposition of long-term investment                             765,365            --            --
                                                                            ---------------------------------------
                      Net cash provided by (used in) investing activities       543,805       (47,738)      (43,555)
                                                                            ---------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock and capital
      contributions                                                             862,701     5,728,652     1,508,684
    Payment of financing costs                                                 (162,737)           --            --
    Decrease (increase) in restricted cash                                           --    (2,701,350)        6,679
    Proceeds from line of credit, secured promissory note and
      Bridge Financing                                                               --     7,500,000            --
    Repayment of secured promissory note and Bridge Financing                        --    (5,000,000)           --
    Proceeds from long-term debt                                                 49,645            --        25,998
    Repayment of long-term debt                                                  (9,061)      (10,597)      (38,374)
    Proceeds from notes payable to related parties                                   --            --       571,300
    Repayment of notes payable to stockholders                                   (6,776)           --            --
    Repayment of lease obligations                                              (12,064)      (10,690)      (11,642)
    Proceeds from short-term loans                                              250,000            --            --
    Repayment of short-term loan                                                     --      (250,000)           --
                                                                            ---------------------------------------
                      Net cash provided by financing activities                 971,708     5,256,015     2,062,645
                                                                            ---------------------------------------

                      Increase (decrease) in cash                            (1,582,114)      880,248      (963,846)

Cash at beginning of year                                                     1,784,285       202,171     1,082,419
                                                                            ---------------------------------------
Cash at end of year                                                         $   202,171     1,082,419       118,573
                                                                            =======================================
Supplemental disclosure of cash flow information - cash paid
during the year for interest                                                $    10,991        92,314       168,401
                                                                            =======================================
Supplemental schedule of noncash investing and financing activities:
         Capital expenditures included in accounts payable at end of year   $        --            --        68,849
         Assets acquired through capital leases                                   7,968            --        32,075
         Issuance of common stock for settlement of debt                        151,355            --            --
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1997

================================================================================

(1)  Description of Business and Basis of Presentation

     (a)  Description of Business

          Caring Products International, Inc. (CPI) is organized under the laws of the State of Delaware. CPI's business is the marketing of proprietary urinary incontinence products for adults and children over the age of four.

     (b)  Basis of Presentation

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. and present the financial position, results of operations and changes in financial position of CPI and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

(2)  Summary of Significant Accounting Policies

     (a)  Restricted Cash

          Restricted cash includes a short-term certificate of deposit of $2,500,000 at March 31, 1996 and 1997 which is held as security against the line of credit. In addition, $201,350 and $194,671 of short-term Canadian government securities included in restricted cash are held as collateral for guarantees made by the Company at March 31, 1996 and 1997, respectively.

     (b)  Inventories

          Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market (replacement cost for raw materials and packaging and net realizable value for finished goods).

     (c)  Equipment

          Equipment is stated at cost. Equipment under capital leases is stated at the lower of the fair market value of the assets or the present value of minimum lease payments at the inception of the leases.

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 2 to 5 years. Equipment held under capital leases is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, ranging from 2 to 5 years.

          Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in other income or expense.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

     (d)  Intangible Assets

          Intangible assets, representing technology purchased and costs of patents and trademarks, are stated at cost. Amortization is recorded using the straight-line method over the assets' estimated useful lives which do not exceed 10 years.

     (e)  Revenue Recognition

          The Company recognizes revenue and establishes provisions for estimated product returns when its products are shipped to customers. Products of the Company held by various third party storage and delivery companies are not recognized in revenue, but are included in inventory.

     (f)  Marketing and Advertising

          The Company recognizes the production costs of advertising in the period the services are provided. Costs related to one-time listing allowances (slotting fees) to enter large, retail chains are expensed as incurred.

     (g)  Research and Development

          Research and development costs are expensed as incurred.

     (h)  Foreign Currency Translation

          The Company considers the U.S. dollar to be its functional currency. The Company has a wholly-owned subsidiary, located in Canada, which is a direct and integral extension of the Company. Accordingly, transactions by the subsidiary denominated in Canadian dollars are re-measured at the exchange rates in effect at the date of the transaction. At each balance sheet date, monetary balances denominated in currencies other than the U.S. dollar are re-measured using current exchange rates.

          Gains and losses resulting from foreign currency transactions are included in other, net in the consolidated statements of operations. Gains and losses arising from these transactions for each of the years ended March 31 include a loss of $115,755 for 1995, a gain of $51,150 for 1996 and a loss of $44,367 for 1997.

     (i)  Income Taxes

          The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

     (j)  Net Loss Per Share

          Net loss per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include all warrants and stock options which would have a dilutive effect, applying the treasury stock method.

     (k)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, during 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (l)  Stock-Based Compensation

          The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, during 1997. This statement permits a company to choose either a new fair-value-based method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not impacted the Company's financial position, results of operations, or liquidity.

     (m)  Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     (n)  Reclassifications

          Certain of the 1995 and 1996 balances have been reclassified to conform with the 1997 presentation in accordance with U.S. GAAP.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

     (3)  Liquidity

          The Company has experienced net losses since its inception and has an accumulated deficit of $10,631,163 at March 31, 1997. Management is presently taking actions to improve operations and obtain additional debt and equity financing.

          On April 7, 1997, the Company signed a letter of intent to proceed with a public offering. The offering is presently contemplated to consist of units which are exercisable for one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. There can be no assurance that this offering will be successful.

     (4)  Concentration of Risk

          The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

          The Company sells its products to various customers located in the U.S. and Canada. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral as security against accounts receivable. Total sales to Canadian customers represented approximately 25% of total revenues for the year ended March 31, 1997.

          Approximately 33% of the Company's revenues were from two customers during the year ended March 31, 1997. During each of the years ended March 31, 1995 and 1996, one customer accounted for approximately 15% of revenues.

          At March 31, 1997, one customer accounted for approximately 84% of the net accounts receivable balance, as the result of an initial purchase near the Company's year-end.

          The Company currently purchases its products from a limited number of suppliers, some of which are located in Canada or Mexico. As there are many manufacturers of products similar to the Company's products, management believes that other suppliers could provide the Company's products on comparable terms. Management does not believe a change in suppliers would cause a significant delay in obtaining sufficient product quantities or result in a significant loss of sales.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================
(5)  Inventories

     Inventories at March 31 consist of the following:

                                                         1996            1997
                                                      --------------------------

            Finished goods                            $1,489,407       1,848,802
            Raw materials                                223,856         553,466
            Packaging                                     95,729          30,315
                                                      --------------------------
                                                      $1,808,992       2,432,583
                                                      ==========================

(6)  Equipment

     Equipment at March 31 consists of the following:

                                                         1996            1997
                                                      --------------------------

            Computer equipment                        $  101,467         103,592
            Office equipment                              39,559          43,795
            Plant equipment                              128,208         234,251
            Leasehold improvements                         5,670           5,670
            Capital lease:
                  Plant equipment                         36,950          36,950
                  Office equipment                         8,001          40,076
                                                      --------------------------
                                                         319,855         464,334
               Less accumulated depreciation and
               amortization                              122,948         212,831
                                                      --------------------------
                             Net equipment            $  196,907         251,503
                                                      ==========================

(7)  Intangible Assets

     Intangible assets at March 31 consist of the following:


                                                         1996            1997
                                                      --------------------------

            Purchased technology                      $  250,000         250,000
            Patents and trademarks                       127,088         127,088
                                                      --------------------------
                                                         377,088         377,088
               Less accumulated amortization             101,004         138,942
                                                      --------------------------
                             Net intangible assets    $  276,084         238,146
                                                      ==========================

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================
(8)  Related Parties


     At March 31, 1997, accounts payable included $68,849 in payables to related parties.

     During the year ended March 31, 1997, the Company purchased $106,043 in plant equipment from and paid approximately $72,000 in consulting fees to related parties.

(9)  Line of Credit

     The Company has a $2,500,000 line of credit with a bank expiring August 1997. Borrowings under the line of credit bear interest at a fixed rate of 6.91%. The line of credit is secured by a $2,500,000 certificate of deposit.

     In April 1997, the Company obtained an additional line of credit with a bank in the amount of Cdn. $1,750,000 (U.S. $1,263,812 at March 31, 1997).
     Borrowings under the line of credit are due on demand and bear interest at the Canadian prime rate plus .25% (5.0% at March 31, 1997). The line of credit is secured by a guarantee from a related party of the Company. The guarantor will receive 126,667 warrants, each for one share of the Company's common stock. The warrants are exercisable at $1.86 per share until April 15, 1999. The value of the warrants will be recorded as debt discount and amortized to interest expense over the period that the debt is outstanding.

(10) Notes Payable to Related Parties

     Notes payable to related parties at March 31, 1997 are unsecured and consist of the following:

          Note payable, interest at 6.75%; interest and principal
          payable on demand                                            $ 205,000

          Note payable, interest at 10% increasing to 20% if
          principal is not paid at maturity; interest payable on
          demand and principal due February 1997                         200,000

          Note payable, interest at Canadian prime rate plus 2%
          (6.75% at March 31, 1997); interest and principal
          payable on demand                                              100,000

          Note payable, interest at 12%; interest payable on
          demand and principal due March 1997                             37,500

          Notes payable, interest at 12%; interest and principal
          payable on demand                                               28,800
                                                                       ---------

          Total notes payable to related parties                       $ 571,300
                                                                       =========

     In April 1997, outstanding principal balances payable to related parties of $366,300 were repaid using the proceeds received from the additional line of credit.

     In May 1997, the Company obtained an additional note payable from a related party in the amount of $1,250,000. Interest on the note payable is payable monthly at the Canadian prime rate plus 3% (7.75% at March 31, 1997). Principal is payable in full in May 1998.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

(11) Long-Term Debt

     Long-term debt at March 31, 1996 consisted of a loan in the original principal amount of Cdn. $70,000 (U.S. $49,645). During 1997, the Company refinanced the outstanding balance of the loan. Under the refinancing, the loan is payable in equal monthly installments of Cdn. $1,767 (U.S. $1,155 at March 31, 1997), including interest at the Canadian prime rate plus 1% (5.75% at March 31, 1997).

     Scheduled principal maturities of long-term debt at March 31, 1997 are as follows for each of the following fiscal year-ends:

                        1998                         $12,126
                        1999                           5,485
                                                     -------
                                                     $17,611
                                                     =======

     The loan is secured by the Company's equipment and accounts receivable.

(12) Capital Leases

     The Company leases equipment under capital lease agreements that expire through January 2002. Aggregate minimum payments to be made under these agreements at March 31, 1997 are as follows for each of the following fiscal year-ends:

                1998                                 $14,058
                1999                                   8,076
                2000                                   8,076
                2001                                   8,076
                2002                                   7,598
                                                     -------
                                                      45,884

                  Less amounts representing interest
                  at rates ranging from 9% to 11%
                  at March 31, 1997                    7,970
                                                     -------
                                                     $37,914
                                                     =======

     At March 31, 1997, a capital lease for plant equipment is secured by a letter of credit in the amount of $20,000 which may be reduced by $10,000 per annum subject to the lessor's prior consent.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

(13) Operating Leases

     The Company leases office facilities and certain equipment under operating lease agreements that expire through November 2000. Aggregate minimum rental payments on operating leases as of March 31, 1997 are as follows for each of the following fiscal year-ends:

                    1998                           $ 90,530
                    1999                             92,484
                    2000                             92,790
                    2001                             33,557
                                                   --------
                                                   $309,361
                                                   ========

     Total rent expense for operating leases during the years ended March 31, 1995, 1996 and 1997 amounted to $34,758, $80,657 and $134,176, respectively.

(14) Stockholders' Equity

     (a)  Bridge Financing

          In 1995, the Company completed an offering of convertible promissory notes (Notes) to raise $2,500,000 (Bridge Financing) to provide interim financing pending the completion of a proposed private placement (Private Placement).

          The Bridge Financing consisted of fifty Units, each comprised of one 12% $50,000 Note and one common share purchase warrant to purchase 1,167 common shares of the Company. If the Private Placement had been completed prior to September 28, 1995, the investors in the Bridge Financing would have received another common share purchase warrant entitling the holders to purchase an additional 2,167 common shares per Unit at $0.30 in year one and at $0.60 in year two. Under their terms, the Notes matured on the earlier of September 29, 1995 or ten days following the completion of the Private Placement or a private placement in substitution thereof.

          The warrants were recorded on issuance at their estimated fair value of $413,000 with a corresponding reduction in the recorded value of the Notes, resulting in deemed interest expense of $413,000 which is included in costs associated with Bridge Financing in the consolidated statements of operations. In addition, a finder's fee of $250,000 was paid in connection with the Bridge Financing and is also included in costs associated with Bridge Financing in the consolidated statements of operations, upon refinancing. The balance of the costs associated with Bridge Financing relates to interest and other costs incurred by the Company that are specifically attributable to the Bridge Financing.

          All warrants issued in conjunction with the Bridge Financing were exercised prior to March 31, 1997.

                                                                     (Continued)
                                       35

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

          On September 28, 1995, the Company completed a short-term loan with an unrelated party consisting of a $2,500,000 secured promissory note and warrants to purchase 46,865 common shares of the Company at a price of Cdn. $7.20 per share until October 1, 1997. The proceeds of the secured promissory note were used to repay the Notes. Subsequently, the secured promissory note was repaid in October 1995 by funds from the revolving line of credit.

     (b)  Private Placement

          On October 5, 1995, pursuant to a warrant indenture made as of the same date, the Company sold 1,666,667 Units at a price of Cdn. $5.265 (approximately U.S. $3.90) per Unit. Upon exercise or deemed exercise by the holders, each Unit was exchanged for one common share of the Company and one-half of one Share Purchase Warrant without additional consideration. Each whole Share Purchase Warrant entitles the holder to acquire one common share of the Company at a price of Cdn. $4.86 at any time until October 5, 1996, or at anytime thereafter until October 5, 1997 at the price of Cdn. $5.67. As consideration for services rendered, the transaction agent was paid $562,500 in addition to 133,333 whole Share Purchase Warrants which have the same terms as the warrants discussed above.

     (c)  Warrants

          At March 31, 1997, the Company had warrants outstanding to purchase common shares as follows:

             Warrants issued in conjunction with the Private
                  Placement whereby one warrant entitles the
                  holder to purchase one share at Cdn. $5.67
                  until October 5, 1997                                  542,833

             Warrants issued pursuant to the second short-term
                  loan whereby one warrant entitles the holder
                  to purchase one share at Cdn. $7.20 until
                  October 1, 1997                                         46,865
                                                                         -------
                       Total warrants outstanding at March 31, 1997      589,698
                                                                         =======

     (d)  Reverse Stock Split

          In June 1997, the Company completed a one for six reverse stock split of its issued and outstanding common stock. These consolidated financial statements have been restated to reflect the reverse stock split.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

(15) Employee Benefit Plans

     (a)  Retirement Plan

          In March 1997, the Company established a 401(k) savings and retirement plan covering all full time employees who are at least 21 years of age and have at least three months of service. Under the plan, employees may defer up to 15% of their pretax salary, but not more than the statutory limits. The Company did not match employee contributions to the plan for the year ended March 31, 1997.

     (b)  Stock Option Plans

          As of March 31, 1997, the Company had two stock option plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option awards. Had compensation cost for the Company's stock option awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                  1996             1997
                                               ---------------------------
                    Net loss:
                        As reported            $3,959,940        2,904,886
                        Pro forma               4,489,512        3,228,949

                    Net loss per share:
                        As reported            $     1.84             0.74
                        Pro forma                    2.08             0.82

          The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1996 and 1997: expected volatility of 55%; risk free interest rate of 6.50%; expected lives of four years; and a zero percent dividend yield.

          A summary of the plans is as follows:

          o 1993 Incentive Program: Under the 1993 Incentive Program, as amended and restated, 348,668 shares of common stock plus 10% of any increase in the number of shares of common stock issued and outstanding from the date of the program agreement to the date the program was formally adopted by the Company's Board of Directors are available for grant to eligible employees and consultants of the Company. The aggregate fair market value of stock which becomes exercisable by an individual grantee pursuant to the plan is limited to $100,000 in any calendar year.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

               Stock options under the 1993 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees, and after two years of affiliation with the Company for consultants. All stock options have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the ten-day trading average of the Company's common stock as determined by the Company's Board of Directors and approved by the Vancouver Stock Exchange.

               In November 1996, the Company's Board of Directors resolved that no additional stock options would be granted under the 1993 Incentive Program. At March 31, 1997, 358,933 stock options remain outstanding under the 1993 Incentive Program.

          o 1996 Incentive Program: Under the 1996 Incentive Program, 833,333 shares of common stock plus any shares forfeited under the 1996 and 1993 Incentive Programs, shares purchased by the Company on the open market and shares surrendered to the Company in payment of the exercise price of stock options issued under the 1996 and 1993 Incentive Programs are available for grant to eligible employees and consultants of the Company. No award may be granted which will result in the awards outstanding under the plan to be more than 25% of the total number of shares the Company has outstanding.

               Stock options under the 1996 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees, and after two years of affiliation with the Company for consultants. All stock options have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the ten-day trading average of the Company's common stock as determined by the Company's Board of Directors and approved by the Vancouver Stock Exchange.

               At March 31, 1997, 212,000 stock options are outstanding and 262,400 are available for future grant under the 1996 Incentive Program.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

               A summary of the Company's stock option plans as of March 31 and changes during the year ended on those dates is presented below:

                                                          1995                  1996                1997
                                                   -------------------  --------------------  --------------------
                                                             Weighted-             Weighted-             Weighted-
                                                              average               average               average
                                                             exercise              exercise              exercise
                 Stock options                      Shares     price      Shares     price     Shares      price
               ------------------------------      ---------------------------------------------------------------
               Balances at beginning of year       129,817     $7.50     114,000     $7.50     344,266     $4.92

               Granted                                  --        --     410,266      4.92     280,333      3.00
               Canceled                                 --        --    (114,000)     7.50          --        --
               Forfeited                           (15,817)     7.50     (66,000)     4.92     (53,667)     4.62
                                                   -------               -------               -------

               Outstanding at end of year          114,000      7.50     344,266      4.92     570,932      4.02
                                                   =======               =======               =======

               Options exercisable at year-end     107,333      7.50     267,600      4.92     476,267      4.20

               Weighted-average fair value of
               options granted during the year                                       $2.16                 $1.26

               In March 1996, the Company modified the exercise price on 114,000 stock options granted in February 1994 from $7.50 to $4.92

               The following is a summary of stock options outstanding at March 31, 1997:

                                             Options outstanding
                                -----------------------------------------------
                                              Weighted-average        Number
                                   Number        remaining          of options
               Exercise prices  outstanding   contractual life      exercisable
               ---------------  -----------------------------------------------
                   $ 4.92         299,766           3.50             296,767
                     3.00         271,166           4.69             179,500

               In April 1997, the Company granted 15,833 stock options at an exercise price of $3.00 and 4,167 stock options at an exercise price of $6.00. The options are exercisable on various dates between April 1997 and June 1999.

(16) Income Taxes

     The Company had net deferred tax assets, primarily consisting of net operating loss carryforwards, of approximately $2,482,000 and $3,468,000 for the years ended March 31, 1996 and 1997, respectively. Total U.S. Federal net operating loss carryforwards of approximately $6,300,000 at March 31, 1997 expire in the years 2009 to 2012. Total Canadian operating loss carryforwards of approximately $3,900,000 expire in the years 2009 to 2012.

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

================================================================================

     The Company has not recorded an income tax benefit in 1995, 1996 and 1997 due to the recording of a valuation allowance as an offset to the net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of the deferred tax assets.

     The utilization of net operating loss carryforwards may be limited due to ownership changes that have occurred as a result of the sale of common stock.

(17) Fair Value of Financial Instruments

     The Company's financial instruments include cash, receivables, accounts payable and short- and long-term borrowings. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates.

(18) Litigation

     The Company is subject to various claims and contingencies related to lawsuits, taxes and other matters arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

(19) Geographic Information

     The Company operates in one industry: the marketing of proprietary urinary incontinence products for adults and children over the age of four. A summary of the Company's operations by geographic area follows:

                                                   Year ended March 31
                                             -----------------------------
                                                1996                1997
                                             -----------------------------

             Revenues:
                U.S                          $  914,311          1,916,263
                Canada                          204,175            371,234
                                             -----------------------------

                       Total revenues        $1,118,486          2,287,497
                                             =============================

                                                   Year ended March 31
                                             -----------------------------
                                                1996                1997
                                             -----------------------------
             Net loss:
                U.S                          $2,954,312          2,082,450
                Canada                        1,005,628            822,436
                                             -----------------------------
                       Total net losses      $3,959,940          2,904,886
                                             =============================

                                                                     (Continued)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                        March 31
                                             -----------------------------
                                                1996                1997
                                             -----------------------------

             Assets:
                U.S                          $3,015,807          4,939,873
                Canada                        3,453,347          1,448,664
                                             -----------------------------

                       Total assets          $6,469,154          6,388,537
                                             =============================

                                                         March 31
                                             -----------------------------
                                                1996                1997
                                             -----------------------------


       Net assets of Canadian subsidiary     $4,245,524          1,340,171
                                             =============================

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth information concerning the directors and executive officers of the Company as of July 4, 1997:

          Name                        Age                      Position
---------------------------           ---             --------------------------
William H.W. Atkinson(1)(2)            54             Chairman of the Board and
                                                      Chief Executive Officer

Susan A. Schreter(1)                   36             President, Director

Anthony A. Cetrone (1)(3)              68             Director

Michael M. Fleming (2)(3)              48             Director

Paul Stanton (2)                       59             Vice Chairman of the Board

----------

(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.

     The Company's by-laws provide that the size of the Board of Directors shall initially be fixed by the Incorporator, and thereafter may be changed by resolution of the Board. The Company's Board of Directors currently is fixed at eight members, and there are three vacancies. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the Board are held when and as deemed necessary or appropriate, but the Board has two regularly scheduled meetings per year. Officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of the Company's officers and directors.

     William H.W. Atkinson co-founded the Company in November 1992 and has been Chairman of the Board since inception. He became the Company's Chief Executive Officer in May 1994. Since January 1994, Mr. Atkinson also has served as the Chairman of the Board of Caring Products Industries, Inc., Burnaby, British Columbia, a subsidiary of the Company that engages in health care product manufacturing and distribution. From September 1987 through April 1994, Mr. Atkinson was Vice-Chairman and a Trustee of Mercer International, Vancouver, British

Columbia, a NASDAQ-traded company with interests in the financial services, natural resources and pulp and paper businesses in Europe.

     Susan A. Schreter co-founded the Company in November 1992 and has served as President since inception. From July 1985 to December 1992, she was founder and President of Beta International Inc., New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition due diligence, cash flow planning, strategic business planning and capital investment.

     Anthony A. Cetrone, a director of the Company since September 1993, has been President and Chief Executive Officer of Micron Medical Products ("Micron Medical"), Fitchburg, Massachusetts, a medical products company, since April 1988. Micron Medical has been a subsidiary of Arrhythmia Research Technology, Inc., Austin, Texas, a company that manufactures cardiological medical products ("Arrhythmia Research") since November 1992. Since June 1990, he has also served as Chairman of the Board of Micron Medical. From January 1993 to February 1995, Mr. Cetrone also served as the President, Chief Executive Officer and a director of Arrhythmia Research from November 1992 to March 1995, and has served as Chairman of the Board of Arrhythmia Research since October 1996.

     Michael M. Fleming has been affiliated with the law firm of Ryan, Swanson & Cleveland, Seattle, Washington, since November 1992, where he has specialized in real estate, dispute resolution, securities and environmental matters. He was associated with the firm on an "of counsel" basis from November 1992 until January 1996, at which time, he became a partner of the firm. Since July 1988, Mr. Fleming has also served as the President and owner of Kidcentre, Inc., a company in the business of providing child care services in Seattle, Washington. Since April 1985, he has also been the President and owner of Fleming Investment Co., Seattle, Washington, an investment company. In 1997, he was elected to the Board of Directors of Urban Juice & Soda Co., a public company trading on the Vancouver Stock Exchange and based in Vancouver, British Columbia. Mr. Fleming was elected to the Company's Board of Directors in November 1992.

     Paul Stanton was elected to the Board of Directors in September 1996 and is currently serving as Vice Chairman of the Board. He also has served as a consultant to the Company since June 1996. Mr. Stanton has been employed by Paul Stanton & Associates, which provides strategic analysis and consulting services to product manufacturers and retail drug chains since June 1996. From February 1986 through June 1996, he was Vice President of General Merchandise and Drug Store Merchandising of Pathmark, an east coast supermarket chain.

     In addition, it is contemplated that Dr. Herbert Sohn will be elected to the Board of Directors of the Company in August 1997. Dr. Sohn currently serves as Chief of Urology and Chief of the Combined Residency Program at the Louis A. Weiss Memorial Hospital in Chicago. He is also a clinical associate professor of surgery at the Abraham Lincoln School of Medicine at the University of Illinois. A graduate of the Chicago Medical School, Dr. Sohn completed residencies in urology and surgery at the University Hospitals of Cleveland. He also received a Juris Doctorate degree from the John Marshall Law School.

Committees of the Board of Directors

     The Company's Board of Directors has established three committees:
Executive Committee, Compensation Committee and Audit Committee. The Board appoints the members of the various committees and those members serve at the discretion of the Board.

     The Executive Committee has been delegated the authority to exercise all powers and authority of the Board of Directors in the management of the business and affairs of the Company, including the right to authorize: (i) the purchase of stock; (ii) adopt an agreement of merger or consolidation; (iii) recommend to the stockholders the sale, lease or exchange of all or substantially all of the Company's properties or assets; (iv) recommend to the stockholders a dissolution of the Company or a revocation of dissolution; (v) amend the by-laws; or (vi) authorize the declaration of a dividend. The Executive Committee meets at such times as it deems appropriate.

     The Compensation Committee has been established to review and make recommendations to the Board regarding the compensation to be paid by the Company and its subsidiaries to their executive officers, key employees and consultants, including, without limitation, the grant of incentive awards under the Company's incentive program. See "Item 10. Executive Compensation- Stock Option Plans." The Compensation Committee consists solely of independent directors and meets at such times as it deems appropriate.

     The Audit Committee has been established to review and monitor the general policies and practices of the Company and its subsidiaries with regard to accounting, financial reporting, internal auditing and financial controls and to serve as a channel of communication between the Board of Directors and the Company's independent certified accountants. At least a majority of the Audit Committee consists of independent directors. The Audit Committee meets at least two times per year and at such other times as it deems appropriate.

Item 10.  Executive Compensation.

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended March 31, 1995, 1996 and 1997 of the Company's Chief Executive Officer and President (the "Named Executive Officers").

                           Summary Compensation Table*

                                                        Long-Term Compensation
                                                        ----------------------
              Annual Compensation                       Awards         Payouts
              -------------------                       ------         -------

Name and                                                              All Other
Principal                         Salary     Bonus   Options/SARs   Compensation
Position              Year          ($)       ($)        (#)             ($)
---------             ----       --------      --       ------         -------

William H.W.          1997       $125,000      $0       54,333           $0
Atkinson              1996         96,000       0       44,300            0
  Chief               1995         96,000       0       29,333            0
  Executive
  Officer and
  Chairman
Susan A.
  Schreter            1997       $125,000      $0       54,333           $0
  President           1996         96,000       0       44,300            0
  and Chief           1995         96,000       0       29,333            0
  Operating
  Officer

* Columns that were not relevant to the compensation paid to the Named Executive Officers in the Summary Compensation Table were omitted.

     No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive no salary for their services as such, but receive a fee of $2,000 for each meeting attended, and may participate in the 1996 Incentive Program described below. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and committees thereof.

     The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

     Employment Agreements. In December 1993, the Company entered into three-year employment agreements with Mr. Atkinson and Ms. Schreter, the Company's Chief Executive Officer and President, respectively. Both agreements were subsequently amended as of March 1996. Each agreement may be terminated for "cause" (as defined in the agreements) and under other circumstances set forth in the agreements. Under the terms of the agreements, Mr. Atkinson and Ms. Schreter are both entitled to receive an annual base salary of $125,000, or such higher salary as may be approved by the Board of Directors from time to time. Each year during the term of their agreements, Mr. Atkinson and Ms. Schreter are entitled to receive stock options in an amount equal to at least 20% of the aggregate number of options offered under the Company's option and incentive plans to all officers, key executives, directors, professional or administrative employees or consultants or advisors, any of its subsidiaries or any of its agents (as defined in the respective plans), or to receive a cash payment to compensate for the shortfall in the event this provision is not complied with. Mr. Atkinson and Ms. Schreter also are entitled to participate in any bonus or profit sharing plan that may be adopted from time to time by the Company, and to specified additional bonus payments and option grants upon termination under certain specified circumstances. Upon a change in control, as defined in the agreements, Mr. Atkinson and Ms. Schreter will be entitled to receive, in addition to the other compensation and benefits due to them, his or her then-effective base salary for a period of three years from the date of termination, plus all benefits, other than the bonus and stock options (or the value thereof), to which they would have been entitled had they continued their employment. In addition, the agreements provide that Mr. Atkinson and Ms. Schreter are entitled to receive all rights, privileges and fringe benefits afforded to other senior executives of the Company and to payment or reimbursement for reasonable expenses incurred in the performance of his or her respective services under the agreement. The agreements also contain confidentiality provisions.

     Option Grants. The following table shows, for the fiscal year ended March 31, 1997, certain information regarding options granted to the Named Executive Officers.

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

                         Number of
                        Securities    Percent to Total
                        Underlying   Options Granted to   Exercise
                          Options       Employees in     Base Price   Expiration
      Name              Granted (#)    Fiscal Year (1)    ($/Share)      Date
---------------------   -----------    ---------------    ---------      ----

William H.W. Atkinson    54,333(2)          19.4%            $.50      11/13/01
Susan A. Schreter        54,333(2)          19.4%            $.50      11/13/01


----------

(1) Based on options to purchase 280,333 shares of Common Stock granted to employees, including executive officers, in fiscal 1997.
(2) The terms of such options are consistent with those of options granted to other employees under the Company's Stock Option Plans. The options vested immediately because of length of service. The Stock Option Plans contain provisions permitting the Board of Directors to, among other things, accelerate vesting of options in the event of a change in control of the Company.

     Fiscal Year-End Options/Option Values Table. The following table sets forth information regarding exercises of stock options during the fiscal year ended March 31, 1997 by the Named

Executive Officers and the year-end value of exercised and unexercised options by such Named Executive Officers.

       Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 1997
                      and Fiscal Year-End Option/SAR Values

                                                                     Value of
                                                   Number of        Unexercised
                                                  Unexercised      In-the-Money
                                                   Options at       Options at
                                                Fiscal Year End    Fiscal Year
                         Shares       Value           (#)             End ($)
                      Acquired on    Realized    Exercisable/      Exercisable/
      Name            Exercise (#)     ($)       Unexercisable     Unexercisable
-----------------     ------------   --------    -------------     -------------

William H.W. Atkinson      0            $0      127,966(1)/0(2)     $0(1)/$0(2)
Susan A. Schreter          0             0      127,966(1)/0(2)     $0(1)/$0(2)


---------
(1)  Exercisable options.
(2)  Unexercisable options.


Stock Option Plans

     The Company's 1993 Incentive Program (the "1993 Stock Option Plan") was adopted by the Board of Directors and approved by the Company's stockholders in November 1993. The Company's 1996 Incentive Program (the "1996 Stock Option Plan") was adopted by the Board of Directors and approved by the Company's stockholders in November 1996. Pursuant to the terms of the 1996 Stock Option Plan, no further awards will be made under the 1993 Stock Option Plan. The 1993 Stock Option Plan and the 1996 Stock Option Plan are sometimes collectively referred to in this Form 10-KSB as the "Stock Option Plans." The Stock Option Plans were adopted to provide a means by which selected officers, employees, directors and consultants to the Company could be given an opportunity to purchase stock in the Company. The purpose of the Stock Option Plans is to promote the growth of the Company by enabling the Company to attract and retain the best available persons for positions of substantial responsibility and to provide certain key employees with additional incentives to contribute to the success of the Company.

     Under the 1993 Stock Option Plan, 348,668 shares of Common Stock were initially reserved for issuance. The 1993 Stock Option Plan further provides for an increase of 10% of any increase in the number of shares issued and outstanding over the number of shares outstanding on December 20, 1993, the date the 1993 Stock Option Plan was adopted. As of March 31, 1997, a total of 358,933 options were outstanding under the 1993 Stock Option Plan. No further awards will be made under the 1993 Stock Option Plan.

     Under the 1996 Stock Option Plan, the aggregate number of shares of Common Stock that may be issued or transferred is 833,333; plus (i) any shares of Common Stock which are forfeited under the 1993 Stock Option Plan or the 1996 Stock Option Plan after the Board's adoption of the 1996 Stock Option Plan; plus
(ii) the number of shares of Common Stock repurchased by the Company in the open market and otherwise with an aggregate price no greater than the cash proceeds received by the Company from the sale of shares under the 1993 Stock Option Plan or the 1996 Stock Option Plan; plus (iii) any shares of Common Stock surrendered to the Company in payment of the exercise price of options issued under the 1993 Stock Option Plan or the 1996 Stock Option Plan; provided, that the aggregate number of shares available for grants at any given time will be reduced by the aggregate of all shares previously issued or transferred pursuant to the Stock Option Plans plus the aggregate of all shares which may become subject to issuance or transfer under then-outstanding and then-currently exercisable grants under the Stock Option Plans; and provided, further, that no award may be issued that would bring the total of all outstanding awards under the 1996 Stock Option Plan to more than 25% of the total number of the shares of Common Stock at the time outstanding. The maximum number of shares for which options may be granted under the 1996 Stock Option Plan to any person during any calendar year is 166,667. As of March 31, 1997, a total of 212,000 options were outstanding under the 1996 Stock Option Plan.

     The Stock Option Plans provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants and restored grants (collectively, "Grants") as approved by the Board of Directors or a committee thereof (the "Committee"). Incentive stock options granted under the Stock Option Plans are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Non-qualified stock options granted under the Stock Option Plans are intended not to qualify as incentive stock options under the Code.

     Eligible participants under the Stock Option Plans include executive, professional or administrative employees, directors, executive officers, consultants or advisors of the Company and its direct or indirect subsidiaries, all of whom are collectively referred to as "Grantees." Incentive stock options may be granted under the Stock Option Plans only to selected employees (including officers) of the Company and its affiliates. All Grantees may be awarded Grants other than incentive stock options.

     The maximum term of incentive stock options under the Stock Option Plans is 10 years, except that in certain cases, as discussed below, the maximum term is five years. The exercise price of incentive stock options under the Stock Option Plans may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and, in some cases, as discussed below, may not be less than 110% of such fair market value. The exercise price of non-qualified options under the Stock Option Plans is determined by the Board.

     No incentive stock option may be granted under the Stock Option Plans to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of grant. For incentive stock options granted under the Stock Option Plans, the aggregate fair market value, determined at the time of grant, of the shares of Common Stock with respect to which such options are exercisable for the first time by any Grantee during any calendar year (under all such plans of the Company and its affiliates) may not exceed $100,000.

     Grants under the 1993 Stock Option Plan terminate within such period determined by the Board up to 90 days after the grantee ceases to be employed by the Company or any affiliate of the Company, unless (i) the termination of employment is due to such person's permanent and total disability (as defined in the Code), in which case the Grant may be exercised at any time within twelve months of such termination; (ii) the grantee dies while employed by the Company or any affiliate of the Company, in which case the Grant may be exercised (to the extent the option was exercisable at the time of the grantee's death) within such period determined by the Board between six and twelve months of the grantee's death by the person or persons to whom the rights to such option passed by will or by the laws of descent and distribution; or (iii) the Grant by its terms specifically provides otherwise. Grants under the 1996 Stock Option Plan may be exercised only while the Grantee is in the employment or consultancy of the Company, except that the Board or Committee may provide for partial or complete exceptions to this requirement. The Stock Option Plans terminate on the tenth anniversary of their respective effective dates unless terminated earlier by the Board or extended by the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of July 4, 1997 with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five% of the Company's Common Stock, (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.

                                                          Number of      Percent
          Name and Address of Beneficial Owner            Shares (1)      Owned
          ------------------------------------            ----------      -----

CDS & Co.(2) ..........................................   2,708,793       65.66%

P.O. Box 1038 Station A
25 Esplanade
Toronto, Ontario M5W 1G5

CEDE & Co.(3) .........................................     604,605       14.66%

P.O. Box 20
Bowling Green Station
New York, New York 10274

Susan A. Schreter(4)(5) ...............................     283,546        6.67%

200 First Avenue West, Suite 200
Seattle, Washington 98119

William H.W. Atkinson(6)(7) ...........................     279,566        6.57%

5850 Byrne Road, Unit 8
Burnaby, British Columbia
Canada V5J 3J3

Anthony A. Cetrone(8) .................................      38,044           *

Michael M. Fleming(9) .................................      38,044           *

Paul Stanton(10) ......................................      29,167           *

All Executive Officers and Directors
as a group (5 persons)(11) ............................     668,366        14.9%

----------
*    Less than 1%.

(1) Beneficial ownership of directors, officers and 5% or more stockholders includes both outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will become exercisable within 60 days of July 4, 1997. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2)  The Company does not know the beneficial holders of these shares.
(3)  The Company does not know the beneficial holders of these shares.
(4) Of these shares, 46,672 are held in trust by Montreal Trust Company of Canada, subject to the direction or determination of the Quebec Securities Commission. The escrowed shares will be released on September 30, 1997.
(5)  Includes 127,966 shares issuable upon exercise of outstanding options.
(6) Of these shares, 45,482 are held in trust by Montreal Trust Company of Canada, subject to the direction or determination of the Quebec Securities Commission. The escrowed shares will be released on September 30, 1997.
(7) Includes 127,966 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 37,665 shares issuable upon exercise of currently exercisable stock options.
(9) Includes 37,665 shares issuable upon exercise of currently exercisable stock options.
(10) Includes 29,167 shares issuable upon exercise of currently exercisable stock options.
(11) Includes 360,429 shares issuable upon exercise of currently exercisable stock options.

     The Company's authorized capital consists of 75,000,000 shares of Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $0.01 per share.

Common Stock

     As of July 4, 1997, the Company had outstanding 4,125,375 shares of Common Stock (after giving effect to the Reverse Stock Split). Each share of Common Stock is entitled to one vote at all meetings of stockholders. Stockholders are not permitted to cumulate votes in the election of directors. All shares of Common Stock are equal to each other with respect to liquidation rights and dividend rights. There are no preemptive rights to purchase any additional shares of Common

Stock. In the event of liquidation, dissolution or winding up of the Company, holders of the Common Stock will be entitled to receive on a pro rata basis all assets of the Company remaining after satisfaction of all liabilities and preferences of the outstanding Preferred Stock, if any. The outstanding shares of Common Stock and, assuming issuance in accordance with the terms of the applicable instrument, the shares of Common Stock issuable in this offering are or will be, as the case may be, duly and validly issued, fully paid and nonassessable.

Preferred Stock

     Shares of Preferred Stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors. The issuance of such shares of Preferred Stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, holders of such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the value of the Common Stock.

Warrants

     In connection with the Private Financing (see "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"), the Company issued 1,666,667 Special Warrants, which were exercisable, for no additional consideration, into units of Common Stock and warrants (the "Unit Warrants"). The Special Warrants were exercisable into an aggregate of up to 1,666,667 shares of Common Stock and were deemed exercised as of February 27, 1996. The underlying Unit Warrants were exercisable at an exercise price of Cdn. $4.86 until October 5, 1996 and are exercisable at an exercise price of Cdn. $5.67 until October 5, 1997. As of March 31, 1997, Unit Warrants remain outstanding to purchase 542,833 shares of Common Stock.

     In connection with the Private Placement, the Company issued a special right (the "Special Right") to the placement agent as partial consideration for its services. Upon the deemed exercise of the Special Right, the agent received warrants to purchase up to 133,333 shares of Common Stock on the same terms as the Unit Warrants described above.

Escrowed Shares

         As of March 31, 1997, an aggregate of 92,154 shares of Common Stock owned by Mr. Atkinson (45,482) and Ms. Schreter (46,672) are held in escrow by Montreal Trust Company of Canada, subject to direction or determination of the Quebec Securities Commission. The escrowed shares of Common Stock will be released on September 30, 1997.

Item 12.  Certain Relationships and Related Transactions.

     Paul Stanton, the Vice Chairman of the Board of Directors of the Company, has provided consulting services to the Company since June 1996. Pursuant to an oral arrangement with the Company, Mr. Stanton received consulting fees of $72,000 in Fiscal 1997 and currently receives a consulting fee of $6,000 per month.

     During Fiscal 1997, the Company purchased plant equipment in the aggregate amount of $106,043 from Schreter & Associates, a company controlled by Robert E. Schreter, the father of Susan A. Schreter, the Company's President.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)       Exhibits:

3.1(1)    Restated Certificate of Incorporation
3.1.1(2)  Certificate of Amendment of Certificate of Incorporation
3.2(1)    By-laws, as currently in effect
4.1(1)    Specimen Common Stock Certificate
4.2(2) Form of Warrants to Purchase Shares of the Registrant, including registration rights
4.3(2) Agreement, dated October , 1994 between Project 93 Management, Ltd. and the Registrant pertaining to registration rights of certain of the Selling Stockholders(3)
10.1(5) Restated and Amended Employment Agreement between the Registrant and William H.W. Atkinson dated as of March 13, 1996
10.2(5) Restated and Amended Employment Agreement between Susan A. Schreter and the Registrant dated as of March 13, 1996
10.3(1) Supply Agreement between the Registrant and Merfin Hygienic Products, dated August 30, 1993
10.4(1)   Assignment by Prakash Banga to the Registrant, dated January 5, 1994
10.5(1)   1993 Incentive Program and accompanying form of Stock Option
          Agreement(6)
10.6(1) Lease Agreement between the Registrant and First Avenue West Building L.L.C., dated May 15, 1995 for the premises located at 200 First Avenue West, Seattle, Washington
10.7(7) Lease Agreement between the Registrant and Holly Enterprises Ltd. for the premises located at 5850 Byrne Road, Burnaby, British Columbia, dated August 18, 1994
10.8(1) Form of short-term Promissory Note between the Registrant and certain private placement investors, dated April 28, 1995(8)
10.9(2) Manufacturing Agreement between the Registrant and LeGenereux Clothing Co., Ltd., dated November 3, 1994
10.10(2) Share Purchase Warrant Indenture dated October 5, 1995 between the Registrant and Montreal Trust Company of Canada
10.11(2) Revolving Line of Credit Agreement and Promissory Note dated October 5, 1995 between the Registrant and Seattle-First National Bank
10.12     1996 Incentive Program (6)
21.1      List of Subsidiaries

23.2(4)   Consent of Grover T. Wickersham, P.C. (contained in their opinion; see
          Exhibit 5.1 to Amendment No. 2 to the Form SB-2 Registration Statement, filed with the Commission on May 10, 1996)

27.1      Financial Data Schedule

----------
(1) Filed as an exhibit to the originally filed Registration Statement on Form SB-2, File No. 33-96882-LA (the "SB-2 Registration Statement"), filed with the Commission on September 12, 1995.
(2) Filed as an exhibit to Amendment No. 1 to the Form SB-2 Registration Statement, filed with the Commission on March 20, 1996.
(3) A schedule of the specific investors who received these Warrants is attached as an appendix to this exhibit.
(4) Filed as an exhibit to Amendment No. 2 to the Form SB-2 Registration Statement, filed with the Commission on May 10, 1996.
(5) Filed as an exhibit to Amendment No. 3 to the Form SB-2 Registration Statement, filed with the Commission on November 12, 1996.
(6) Managerial contract or compensatory plan or arrangement in which the Company's directors and officers participate.
(7) Filed as an exhibit to the original filing of the Form SB-2 Registration Statement, but no longer operative.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1997.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burnaby, British Columbia, Canada, on July 15, 1997.

                                             CARING PRODUCTS INTERNATIONAL, INC.


                                             By: /s/ William H.W. Atkinson
                                                 -------------------------
                                                 William H.W. Atkinson
                                                 Chairman of the Board and
                                                 Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                          Title                        Date
        ---------                          -----                        ----

/s/William H.W. Atkinson      Chairman of the Board                July 15, 1997
---------------------------   and Chief Executive Officer
William H.W. Atkinson         (Principal Executive Officer and
                              Principal Financial and Accounting
                              Officer)




/s/ Susan A. Schreter         President and Director               July 15, 1997
---------------------------
Susan A. Schreter

/s/ Anthony A. Cetrone        Director                             July 15, 1997
---------------------------
Anthony A. Cetrone

/s/ Michael M. Fleming        Director                             July 15, 1997
---------------------------
Michael M. Fleming

/s/ Paul Stanton              Director                             July 15, 1997
---------------------------
Paul Stanton