Form 10QSB
period 1997-06-30
CARING PRODUCTS INTERNATIONAL INC
filed 1997-08-20
CIK 1001111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                       Commission File Number 33-96882-LA

                       CARING PRODUCTS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                          98-0134875
-----------------------------------------------------        -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

200 First Avenue West, Suite 200, Seattle, Washington               98119
-----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

(206-282-6040)
-----------------------------------------------------
(Issuer's telephone number, including area code)

None
-----------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 1997, the Registrant had 4,125,375 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
                                 Yes [_] No [X]

                       CARING PRODUCTS INTERNATIONAL, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1997

                                      INDEX
                                      -----

                                                                          PAGE
                                                                         NUMBER
                                                                         ------


PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                              3

         Consolidated Balance Sheets - June 30, 1997 and                    3
            June 30, 1996
         Consolidated Statements of Operations                              4
            For the three months ended June 30, 1997 and 1996
         Consolidated Statements of Stockholders' Equity                    5
            For the three months ended June 30, 1997
         Consolidated Statements of Cash Flows                              6
            For the three months ended June 30, 1997 and 1996

Item 2.  Management's Discussion and Analysis of                            7
               Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 9
Item 2.  Changes in Securities.                                             9
Item 3.  Defaults Upon Senior Securities.                                   9
Item 4.  Submission of Matters to a Vote of Security Holders.               9
Item 5.  Other Information.                                                 9
Item 6.  Exhibits and Reports on Form 8-K.                                  9

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         June 30, 1996 and June 30, 1997


============================================================================================================
                                                                                  June 30,     June 30, 1997
                                                                                   1996*        (Unaudited)
------------------------------------------------------------------------------------------------------------
                                    Assets
                                    ------
Current assets:
     Cash                                                                      $    164,063         132,880
     Restricted cash                                                              3,169,243       2,537,591
     Accounts receivable, less allowance for doubtful accounts of $44,723 at
         June 30, 1996 and $88,274 at June 30, 1997                                 423,449         951,875
     Inventories                                                                  1,490,938       3,110,444
     Prepaid expenses                                                               118,648           9,055
                                                                               ----------------------------
                               Total current assets                               5,366,341       6,741,844
                                                                               ----------------------------

Equipment, net                                                                      179,231         234,602
Intangible assets, net                                                              266,863         228,706
Other assets                                                                             --          17,782
                                                                               ----------------------------
                                                                               $  5,812,435       7,222,934
                                                                               ============================
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
     Accounts payable                                                               358,008         836,188
     Accrued liabilities                                                             66,338         282,532
     Line of credit                                                               2,500,000       3,644,928
     Notes payable to related parties                                                    --         780,000
     Current portion of lease obligations                                            11,529           3,775
     Current portion of long-term debt                                               13,182           8,635
                                                                               ----------------------------

                               Total current liabilities                          2,949,057       5,556,058
                                                                               ----------------------------

Lease obligations, less current portion                                               5,920          26,106
Long-term debt, less current portion                                                 16,858           5,485
                                                                               ----------------------------
                               Total liabilities                                  2,971,835       5,587,649

Stockholders' equity:
     Preferred stock, no shares outstanding
     Common stock, 3,678,208 and 4,125,375 shares outstanding at June 30,
         1996 and June 30, 1997, respectively                                        36,782          41,254
     Additional paid-in capital                                                  11,173,675      12,848,703
     Accumulated deficit                                                         (8,369,857)    (11,254,673)
                                                                               ----------------------------
                               Total stockholders' equity                         2,840,600       1,635,284

Commitments, contingencies and subsequent events
------------------------------------------------------------------------------------------------------------
                                                                               $  5,812,435       7,222,934
============================================================================================================

*Derived from the 1996 audited financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                Three-month periods ended June 30, 1996 and 1997

================================================================================
                                                        Three-month period
                                                          ended June 30,
                                                   ----------------------------
                                                      1996*             1997
                                                                     (Unaudited)
--------------------------------------------------------------------------------

Revenues                                           $   428,468          818,403
Cost of sales                                          450,497          385,471
                                                   ----------------------------
         Gross profit (loss)                           (22,029)         432,932
                                                   ----------------------------

Operating expenses:
     Selling                                           328,808          548,950
     General and administrative                        233,119          289,467
     Amortization and depreciation                      18,585           14,278
                                                   ----------------------------
         Total operating expenses                      580,512          852,695
                                                   ----------------------------
         Loss from operations                         (602,541)        (419,764)
                                                   ----------------------------

Other income (expense):
     Interest income                                     3,336           22,499
     Interest expense                                  (44,375)        (152,155)
     Other, net                                             --          (74,090)
                                                   ----------------------------
                                                       (41,039)        (203,747)
                                                   ----------------------------
         Net loss                                  $  (643,580)        (623,510)
                                                   ----------------------------

Net loss per share                                 $      0.17             0.15
                                                   -----------      -----------

Weighted average common shares and common            3,723,708        4,125,375
     equivalent shares outstanding                 -----------      -----------


*Derived from the 1996 audited financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholder's Equity

                     Three-month period ended June 30, 1997


==========================================================================================================================
                                                  Common Stock             Aditional                            Total
                                         ------------------------------     paid-in         Accumulated     stockholders'
                                             Shares          Amount         capital           deficit          equity
==========================================================================================================================
Balance at March 31, 1997                    4,125,375     $   41,254      12,685,111       (10,631,163)      2,095,202

Fair value of warrants issued with
line of credit guarantee                            --             --         163,592                --         163,592

Net Loss                                            --             --              --          (623,510)       (623,510)
==========================================================================================================================

Balance at June 30, 1997                     4,125,375         41,254      12,848,703       (11,254,673)      1,635,284
==========================================================================================================================


                                                 June 30, 1997
                                           ============================
                                           Preferred     Common stock
                                             stock
                                           ============================

Par value                                   $     0.01      $      0.01
Authorized                                   1,000,000       75,000,000
Issued                                              --        4,125,375
Outstanding                                         --        4,125,375

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                Three-month periods ended June 30, 1996 and 1997


=========================================================================================================
                                                                                  Three-month periods
                                                                                     ended June 30,
                                                                            ----------------------------
                                                                                1996*            1997
                                                                                             (Unaudited)
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                               $  (643,580)      (623,510)
     Adjustments to reconcile net loss to net cash used in operating activities:
              Amortization and depreciation                                      30,982         26,341
              Deemed interest                                                        --         34,082
              Change in operating assets and liabilities:
                  Increase in accounts receivable                              (142,771)      (326,790)
                  Decrease (increase) in inventories                            318,054       (677,861)
                  Decrease in prepaid expenses                                    4,076          9,986
                  Increase (decrease) in accounts payable                         6,696       (193,230)
                  Increase (decrease) in accrued liabilities                    (12,632)       145,442
                  Decrease (increase) in other assets                               105         (8,847)
                                                                            --------------------------
                  Net cash used in operating activities                        (439,070)    (1,614,387)
                                                                            --------------------------

Cash flows from investing activities:
     Capital expenditures                                                        (4,058)            --
     Acquisition of intangible assets                                               (26)            --
                                                                            --------------------------
                  Net cash used in investing activities                          (4,084)            --
                                                                            --------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock and capital contributions            (7,224)            --
     Decrease (increase) in restricted cash                                    (467,893)       157,080
     Proceeds from line of credit                                                    --      1,390,297
     Repayment of line of credit                                                     --       (115,858)
     Repayment of long-term debt                                                    (53)        (3,491)
     Proceeds from notes payable to related parties                                  --        950,400
     Repayment of notes payable to related parties                                   --       (741,700)
     Repayment of lease obligations                                                 (32)        (8,034)
                                                                            --------------------------
                  Net cash provided by (used in) financing activities          (475,202)     1,628,694
                                                                            --------------------------
                  Increase (decrease) in cash                                  (918,356)        14,307

Cash at beginning of period                                                   1,082,419        118,573
                                                                            --------------------------
Cash at end of period                                                       $   164,063        132,880
                                                                            ==========================

Supplemental disclosure of cash flow information - cash paid during the
     period for interest                                                    $    45,547        147,468
                                                                            ==========================

Supplemental disclosure of non-cash financing activities - Estimated fair
     market value of warrants issued                                        $        --        163,592
=========================================================================================================

*Derived from the 1996 audited financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

         For the fiscal quarter ended June 30, 1997 (the "1997 Period"), the Company generated revenues from the sale of its proprietary adult incontinence products of $818,403 as compared to $428,468 for the fiscal quarter ended June 30, 1996 (the "1996 Period"). The 91% increase in revenues was a result of the increase in the number of retail drug store chains which sell the Company's Rejoice incontinence products.

         Cost of good sold was $385,471 and $450,497 for the 1997 Period and the 1996 Period, respectively. The decrease in cost of goods sold was attributable to significant reduction in costs associated with pant production, including less Canadian production staff over the comparable period. The gross profit for the 1997 Period was $432,932 as compared to ($22,029) for the 1996 Period. The gross profit margin improved to 53% in the 1997 Period. The improvement in gross profit margin represented the first introduction of retail pant product produced at a lower unit priced pant subcontractor in Mexico and the significant reduction in Canadian-based staff and facility costs. In addition, the Company introduced retail packaged liners produced at a lower priced liner converter in the United States.

         Total operating expenses increased 47% from $580,512 in the 1996 Period to $852,695 in the 1997 Period. The increase was primarily attributable to increased advertising and sales expenses associated with supporting an increased number of drug stores which sell the Company's products, as well as employee travel and new salary expenses associated with the Company's commencement of sales training and marketing activities. Total marketing and advertising expenses increased 67% from $328,808 in the 1996 Period to $548,950 in the 1997 Period. General and administrative expenses increased 24% from $233,119 to $289,467 in the 1997 Period. The increase represented increased operating costs associated with the growth in the Company's headquarters location.

         The Company also generated $22,499 in interest income during the 1997 Period as compared to $3,336 in interest income generated during the 1996 Period. Interest income was offset by interest expense of $152,155 in the 1997 Period and $44,375 in the 1996 Period. The increase in interest expense related to the increase in short-term and long-term borrowings in the 1997 Period from the 1996 Period.

         The net loss for the 1997 Period was $623,510 as compared to $643,580 for the 1996 Period, a 3% improvement. The net loss per share was $.15 in the 1997 Period as compared to $.17 per share in the 1996 Period.

Liquidity and Capital Resources
-------------------------------

         In May 1997, Bradstone Equity Partners Inc. (f/k/a H.J. Forest Products Ltd.), a Canadian public company which trades on the Toronto Stock Exchange, guaranteed a Cdn $1.75 million credit facility for the Company from the Toronto Dominion Bank. The guarantor received warrants to purchase 126,667 shares of the Company's common stock. The warrants are exercisable at $1.86 per share through May 8, 1998 and at $2.16 per share through May 9, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount will be amortized to interest expense over one year, the term of the line of credit.

         In July 1997, the credit facility was increased to approximately $2.5 million. In addition, in May 1997, the Company borrowed $1.25 million under a note payable to Bradstone Equity Partners Inc. These credit facilities were used to repay outstanding shorter term obligations.

         Subsequent to the close of the 1997 Period, the Company retired a $2.5 million bank loan which was secured by a certificate of deposit. The certificate of deposit was used as the source of funds for repayment.

         As of June 30, 1997, the Company's principal sources of liquidity included cash (including amounts restricted as security for loans) of $2,670,471, net accounts receivable of $951,875 and inventories of 3,110,444. The Company's operating activities used cash of $1,614,387 for the three month period ended June 30, 1997. Increases in accounts payable of $193,230 and increases in accounts receivable of $326,790 reflect the increased operations of the Company. Increased inventories primarily reflect the Company's growing sales volume with larger chain stores which require greater inventory availability and the longer lead times associated with liner production.

         In June 1997, the Company completed a one-for-six reverse stock split of its issued and outstanding common stock.

         The Company is subject to various claims and contingencies related to lawsuits and other matters arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

                                     PART II
                                     -------

                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         Previously reported in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the quarter ended June 30, 1997, the stockholders approved a one-for-six reverse stock split of the Company's Common Stock, which was effected on June 16, 1997.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                 27.1 -- Financial Data Schedule

         (b)  Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                               CARING PRODUCTS INTERNATIONAL, INC.
                                      (Registrant)




Date:  August 20, 1997         By: /s/  William H.W. Atkinson
                                   --------------------------
                                        William H.W. Atkinson,
                                        Chairman of the Board, Chief Executive
                                        Officer and Chief Financial Officer