Form 10KSB/A
period 1997-03-31
CARING PRODUCTS INTERNATIONAL INC
filed 1997-09-09
CIK 1001111

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             __________________

                                FORM 10-KSB/A
     (Mark One)
     /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934
     For the fiscal year ended March 31, 1997

                                     OR

     / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

                                Commission file number  33-96882-LA
                                                       ------------

                     CARING PRODUCTS INTERNATIONAL, INC.
              (Name of small business issuer in its charter)
                            __________________

               DELAWARE                            98-0134875
    (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)
                            __________________

        200 FIRST AVENUE WEST, SUITE 200, SEATTLE, WASHINGTON 98119
                  (Address of principal executive offices)

                              (206) 282-6040
              (Issuer's telephone number, including area code)
                              __________________

     Securities registered under Section 12(b) of the Exchange Act:  None.

     Securities registered under Section 12(g) of the Exchange Act:  None.

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
   ----------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A./X/

     State issuer's revenues for its most recent fiscal year. $2,287,497
                                                              ----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act.): Cdn. $11,070,567 as of July 4, 1997.
                    ------------------------------------

              ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS

     Not applicable.


              APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 4, 1997: 4,125,375 shares of common stock, $.01 par value (the "Common Stock") (after giving effect to a one-for-six reverse stock split of the Company's Common Stock, which was effected on June 16,
1997).

     Transitional Small Business Disclosure Format (check one):
Yes        No    X


                DOCUMENTS INCORPORATED BY REFERENCE

  Part III - Certain exhibits        Included in prior filings made
  listed in response to Item 13(a)   under the Securities Act of 1933.

                                  PART I
                                  ------

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL

     Caring Products International, Inc. and its subsidiaries (collectively, the "Company") have designed and market a line of proprietary urinary incontinence products with disposable liners which are sold under the Rejoice name in the United States and Canada. These comfortable, effective products provide a practical and affordable solution to the special needs of incontinent adults and children over the age of four. All of the Company's products incorporate a two-piece incontinence management system and offer the advantages of breathable, light-weight material, highly absorbent bladder control protection, ease of changing and fashionable appearance. The products are manufactured by various independent contractors which produce the pants and the liner raw material and convert the liner raw material into various sized liners to fit the Company's specific product requirements. The Company's finished products are shipped through various third party storage and delivery companies located in the United States and Canada. All of the Company's sales efforts are dedicated to expanding distribution of its Rejoice adult and children's incontinence product line. The Company's marketing efforts are designed to capitalize upon niche market opportunities in the retail and healthcare incontinence product markets.

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

     On November 4, 1992, Caring Products International, Inc. was incorporated under the laws of the State of Delaware ("Old Caring Products").
 On December 30, 1993, Old Caring Products merged with and into FWCC Merger Corp., and FWCC Merger Corp. became the surviving corporation. In connection with this merger, the name of the surviving entity was changed to Caring Products International, Inc. Caring Products Industries, Ltd., a British Columbia corporation, is a wholly-owned subsidiary of Caring Products International, Inc. and until March 1996 principally engaged in pant production activities. C.P. International, Inc., a Delaware corporation, is also a wholly-owned subsidiary of Caring Products International, Inc., and its principal business is the sale and marketing of the Company's products. The term, the "Company" as used herein, refers to the surviving entity in the merger, Caring Products

International, Inc. and its wholly-owned subsidiaries, Caring Products Industries, Ltd. and C.P. International, Inc.

PRODUCTS

     Since the Company's inception in late 1992, the Company has focused primarily on the design and development of a line of adult and children's incontinence products that it believes will offer enhanced product absorbency, convenience, fit and conventional undergarment appearance, coupled with the benefits of natural fabric, at a price below conventional disposable adult diapers. Many adult incontinence brand products available today are very similar in design, appearance and comfort to standard baby diapers. These disposable diaper products, adult diapers and belted undergarments, are used by either men or women with moderate to heavier bladder control problems. The competing incontinence products designed for individuals with lighter bladder control problems are similar to many feminine hygiene products which can be bulky and do not prevent side seepage when a person is moving or sitting down. The Company has designed its products specifically for the needs of the adult incontinence sufferers living or recuperating at home with light and moderate incontinence. The Company has not designed products for the incontinence sufferer, usually bedridden individuals, that require products for heavier bladder control and protection for bed linen.

     All of the Company's products are designed with a two-piece incontinence management system, consisting of a reusable/washable cotton pant and a highly absorbent, thin disposable liner. The reusable/washable cotton pant looks and wears like conventional underwear but incorporates a proprietary channel that holds the liner securely in place and provides enhanced protection against side seepage when the wearer is moving or sitting down. The Company's pants are produced in a pull-on style and are offered in a variety of men's, women's, boys' and girls' sizes.

     The Company currently offers for sale the following Rejoice products specifically designed for the adult and children's incontinence markets:

     REJOICE. The Company's principal product which is sold under the Rejoice name is a men's and women's pull-on pant with an 11-inch disposable liner. Rejoice pants have been designed to look and feel like conventional underwear. Rejoice is targeted for more active people presently using a full-sized disposable diaper, belted undergarment or guard in a consumer outpatient setting. Other users of Rejoice include patients within a home healthcare or outpatient rehabilitation setting, disabled individuals, especially people using wheelchairs, individuals with disease-related incontinence and individuals recovering from a stroke or who have serious arthritis and cannot manage a disposable diaper or standard pull-on underwear by themselves. The Rejoice product is available in several discreet, non-bulky pull-on cotton pant sizes and complementary liners that are easy to change and offer enhanced leg mobility while providing leak protection to people with disabilities. The product is sold through retail stores and the healthcare market.

     REJOICE EXTRACARE. Rejoice ExtraCare is an 18-inch disposable liner product as well as various styles of men's and women's pants. This product is sold only through the healthcare market.

     REJOICE FOR CHILDREN. Rejoice for Children is a line of pant products designed for older children with incontinence due to disease, birth defects or bed wetting. Each Rejoice for Children pant, in either boys' or girls' sizes, is designed to accommodate either the Rejoice 11-inch or the Rejoice ExtraCare 18-inch liner. Historically, parents of these older children with specialized needs have purchased the smaller-sized adult diapers, reusable training pant products, disposable bed sheets, plastic underpads for protection or have used baby diapers to be placed inside a plastic pant. These products are sold solely through the healthcare market.

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

SALES AND MARKETING

     The Company's marketing efforts for the Rejoice products are focused both in the retail and healthcare markets. The Company has developed and is implementing different marketing strategies for the retail and healthcare segments of its business. For the retail side of the Company's operations, the Company has organized a nationwide network of brokers or manufacturers representatives which are assisting in securing meetings with buyers and monitoring store placement and sales activity. With regard to certain health-care markets in the United States, the Company has packaged its basic Rejoice pant and liner product into a more suitable package for healthcare market distribution by Medline Industries, Inc., a healthcare supply company headquarted in Mundelein, Illinois ("Medline").

     RETAIL MARKET

     To gain market share in the growing outpatient consumer market, the Company is concentrating on establishing distribution relationships with drug store chains, grocery store chains which offer pharmacy services, retail chains, independent pharmacy stores and nationwide drug wholesale or product distributors. In addition, the Company is seeking distribution relationships with specialty catalog companies or home delivery service providers.

     The Company is currently selling Rejoice in approximately 6,000 stores, which include several retail, drug and grocery chains, as well as drug wholesalers and independent pharmacies. Among such stores are SAVON drug stores, OSCO drug stores, Revco drug stores, K&B drug stores, Bartells drug stores, Thrifty-Pay Less drug stores, Genovese drug stores and Longs drug stores.

     HEALTHCARE MARKETS

     The primary market for healthcare sales of incontinent products is to inpatient and outpatient hospital facilities, rehabilitation facilities, home healthcare providers, nursing homes, hospice centers and surgical supply stores. The Company's marketing strategy for the healthcare market is to sell its products through hospital distribution companies, home healthcare companies, medical/surgical suppliers and distributors, durable medical equipment ("DME") suppliers and hospital buying groups.

     In late 1996, the Company signed a three and one-half year distribution agreement with Medline for the distribution of various Rejoice products to hospitals, home healthcare nursing agencies, DME's and other healthcare accounts. In April 1997, The Company completed a specialty packaged Rejoice product that is being sold exclusively by Medline to varied healthcare accounts. The Company also has developed marketing materials for Medline and is supporting Medline's sales efforts through the training of their field representatives, direct mail and brochure development, telemarketing and training customer service support.

     In January 1997, Rejoice was approved for Standardized Stock Ordering by the United States Veterans Hospitals. This simplified national purchasing program for preferred product vendors is expected to help facilitate the Company's sales efforts to the 160 Veterans Hospitals in the United States.

     The Company is targeting healthcare accounts which serve patients during recovery and rehabilitation. Rejoice is being positioned as a more dignified, comfortable product which does not restrict or discourage patient movement or participation while in physical therapy. The Company is marketing Rejoice to healthcare markets through trade show participation, direct mail of product information to physicians' offices and healthcare buyers, the marketing support of the Company's medical advisory board and public relations activities.

     The Company is currently selling Rejoice products to a nominal number of healthcare accounts, including Medline.

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

     PANT MANUFACTURING. Historically, the Company has manufactured its own pant requirements in its facilities in the Vancouver, British Columbia metropolitan area. The Company ceased in-house pant production in March 1996 and will sell off various pant manufacturing equipment during fiscal 1998. The Company has been subcontracting production in Vancouver (Le Genereux Clothing Company, Ltd.) and Mexico (Teycon s.a.de c.v.). The Company has a non-exclusive production agreement with Le Genereux which will expire in November 1997, and no formal agreement with Teycon, with whom the arrangement is to submit purchase orders as needed. The Company's Vancouver subcontractor has produced approximately 200,000 pants per year. The Company has been advised by the Mexican manufacturer that it has the capacity to produce 90,000 pants per month which it can expand to meet any foreseeable monthly demand by the Company. Although the Company has made the strategic decision to subcontract its pant manufacturing, it is not materially dependent on any single contractor and believes it could quickly commence pant assembly or full construction with other manufacturers in Mexico, Puerto Rico, Taiwan or China. The Company's Vancouver manufacturer has filed a lawsuit against the Company, which the Company believes is wholly without merit. See "Item 3. Legal Proceedings."

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

RESEARCH AND DEVELOPMENT

     From its inception, the Company has devoted significant time and resources to research and development activities to develop its current products and improvements on those products. The Company anticipates that certain of its research and development activities in the future will be conducted in conjunction with Merfin's research and development department, although there currently is no formal research and development contract between the two entities. Research and development expenditures represented less than 1.4% of the Company's total expenditures including cost of goods sold, in Fiscal 1997; and represented 1.7% of the Company's total expenditures in Fiscal 1996.

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

     The retail market is dominated by major national brand product manufacturers, including Kimberly Clark's Depend--Registered Trademark-- and Poise--Registered Trademark-- brands, Johnson & Johnson's Serenity--Registered Trademark-- brand and Procter & Gamble's Attends--Registered Trademark-- brand. In addition to these companies, which collectively dominate the market, the retail market for disposable incontinence products is made of up medium size and small companies, as well as a small, but fast growing, private label segment currently dominated by Confab, Inc. and INBRAND Corporation.

     The healthcare market is dominated by Proctor & Gamble Company, Kimberly Clark Corporation and INBRAND Corporation. Several medium size and numerous smaller firms account for the balance of the clinical market.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

     The Company has filed three patent applications with the U.S. Patent and Trademark Office covering two "channel" pant designs (applications were made for two variations on one design) and has filed additional applications in certain European markets. In November 1994, a patent was issued by the U.S. Patent and Trademark Office and thereafter the Company abandoned its then two pending applications for the variations on the issued patent. The issued patent expires on July 30, 2012. Management believes that favorable rulings on certain patent claims will help protect against new entrants into the combination two-piece incontinence and training pant markets with similar designs that specifically guard against side seepage.

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

ITEM 3.  LEGAL PROCEEDINGS.

     In March 1996, Le Genereux Clothing Company, Ltd.("Le Genereux"), one of the Company's subcontractors for pant manufacturing, filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia alleging breach of contract to purchase pants pursuant to the Manufacturing Agreement between the parties. (See "Item 1. Description of Business--Manufacturing and Fulfillment.") The plaintiff claims it is entitled to liquidated damages in the amount of Cdn. $913,607.30, plus interest and costs. The Company believes this litigation is a frivolous nuisance action, wholly without merit, and intends to vigorously defend itself. The Company does not believe that this litigation will have a material adverse impact on its results of operations. Despite the litigation, Le Genereux continues to assemble pants for the Company, and the Company continues to be current on its billing obligations to Le Genereux.

     In May 1996, HUB, Inc., a Minnesota corporation, Thomas M. Vertin and The Harold G. Goodman 1984 Grantor Trust, all of whom were involved in providing a short-term bridge loan to the Company in 1995, filed a summons and complaint against the Company in the U.S. District Court for the District of Minnesota, Case No. 3-96-396. This suit alleges, primarily, breach of contract and seeks an award of 54,167 warrants to purchase the Company's Common Stock as additional compensation for the provision of the loan. The loan was repaid in full on its due date and pursuant to its terms. The Company believes this litigation is without merit. The Company has submitted the plaintiffs' demand to the Vancouver Stock Exchange, as required, and has received a ruling that the additional warrants are not authorized as part of the loan agreement. The Company intends to vigorously defend this action and does not believe this litigation will have a material adverse impact on its results of operations.

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

                                          HIGH            LOW
                                          ----            ---
          Fiscal Year Ended
          March 31, 1995
            First Quarter..............   $1.95          $1.15
            Second Quarter.............    2.20           1.35
            Third Quarter..............    1.75           1.30
            Fourth Quarter.............    1.74           1.30

          Fiscal Year Ended
          March 31, 1996
            First Quarter..............   $1.61          $1.56
            Second Quarter.............    1.65           0.86
            Third Quarter..............    1.32           0.85
            Fourth Quarter.............    0.98           1.25

          Fiscal Year Ended
          March 31, 1997
            First Quarter..............   $1.25          $0.50
            Second Quarter.............    0.97           0.65
            Third Quarter..............    1.10           0.38
            Fourth Quarter.............    1.00           0.52

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

 NAME OF INVESTOR      NUMBER OF UNITS    AMOUNT INVESTED
 ----------------      ---------------    ---------------
                          PURCHASED             ($)
                          ---------             ---

HUB, Inc. (1)                10                500,000
Harold G.  Goodman
  1984 Grantor
  Trust (2)                   5                250,000
Thomas M. Vertin             10                500,000
Stirling Unit Trust (3)      25              1,250,000

- --------------------
(1)  The beneficial owners include: Charles E. Underbrink and Douglas E. Heitne.
(2)  The beneficial owners include: H. Greg Goodman and Alan D. Feinsilver.
(3) No one person holds a greater than 10% beneficial ownership interest in the Stirling Unit Trust. The settlor of the Trust is the Blake Settlement.

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

                                    NUMBER OF SPECIAL
       NAME OF INVESTOR             WARRANTS PURCHASED   AMOUNT INVESTED (CDN.$)
       ----------------             ------------------   -----------------------

BPI Capital Management Corp.                429,500           $2,261,317.50
Comite de retraite et des assurances        150,833              794,137.50
  collectives (MCPED)
Laurentian American Equity Ltd.             110,000              579,150.00
Laurentian International, Ltd.               55,833              293,962.50
Robert G. Atkinson                          136,666              719,550.00
James R. Tuer                                37,500              197,437.50
Royal Canadian Small Cap Fund               216,667            1,140,750.00
AGF Growth Equity Fund Ltd.                 189,333              996,840.00
Montreal Trust Company of Canada            283,333            1,491,750.00
Michael Steele                               28,500              150,052.50
Griffiths McBurney & Partners                28,500              150,052.50


   Total                                  1,666,667           $8,775,000.00

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-KSB/A.

OVERVIEW

    From the date of the Company's incorporation in November 1992 through September 1995 when it began marketing Rejoice, the Company was principally engaged in various activities, including product development, technology acquisition, recruitment of employees, identification of sources of subcontracted production, organization of marketing and production headquarters, market research and testing, trademark and patent filings and the raising of funds to support the Company's substantial development expenses. Revenues from various product test marketing programs in retail, catalog, direct mail and healthcare markets during that period were nominal.

    In order to consolidate the Company's marketing and production management activities into a single location, the Company moved its headquarters to Seattle, Washington from New York in August 1995.

    Until March 1996, the Company produced pants in its own facility in Burnaby, British Columbia. Thereafter, the facility provided cutting and other services to support its Canadian pant subcontractor. The Company expects to complete its relationship with this subcontractor and close its Burnaby, British Columbia location in September 1997.

    The Company's new source of pant production is from a large underwear manufacturer located in Northern Mexico. That producer offers the Company a lower per unit pant cost than the Company's per unit pant cost at its own facility in Canada or through a Canadian-based pant subcontractor. In addition, the Company anticipates that it will derive additional cost reductions from the elimination of certain overhead, labor and administrative costs associated with operating the Burnaby facility. No material expenses or losses are expected from the closing of the Burnaby facility and sale of certain sewing equipment.

    The Company anticipates that it will continue to manufacture its pant and liner products through subcontractors located in the United States and Mexico.

    In September 1995, the Company shipped product to its first drug store chain for store-wide distribution and shelf placement in approximately 300 stores. In each subsequent fiscal quarter the number of drug stores, independent pharmacies and surgical supply stores that sell the Company's products has increased. As of June 30, 1997, the Company distributed its products to approximately 6,000 drug, pharmacy and surgical supply stores.

    In late 1996, the Company signed a distribution agreement with Medline, a hospital supply company. This relationship will support the Company's interests in entering the healthcare markets, which includes inpatient and outpatient hospital facilities, rehabilitation facilities, home healthcare providers, nursing homes, hospice centers and surgical supply stores. The Company is currently training various Medline healthcare representatives to sell the Company's products and producing customized sales literature to support these efforts. The Company anticipates that sales to the healthcare market will increase as a percentage of the Company's total revenues in future quarters.

    As discussed below, the fiscal years ended March 31, 1996 and March 31, 1997 were characterized by nominal sales offset by significant expenses associated with financing, manufacturing and promoting the Company's products. The Company expects to continue to incur losses during the rollout of its products to the healthcare, retail and international markets.

RESULTS OF OPERATIONS

    COMPARISON OF THE FISCAL YEAR ENDED MARCH 31, 1996 TO THE FISCAL YEAR ENDED MARCH 31, 1997

    The components of the Company's revenues for the fiscal year ended March 31, 1996 ("Fiscal 1996") and the fiscal year ended March 31, 1997 ("Fiscal 1997") were as follows:

                                 1996             1997
                              ----------       ----------
          Rejoice pants       $  479,481       $  889,149

          Rejoice liners         635,902        1,390,611

          Other                    3,103            7,737
                              ----------       ----------
          Total               $1,118,486       $2,287,497
                              ----------       ----------
                              ----------       ----------

    Revenues increased from $1,118,486 in Fiscal 1996 to $2,287,497 in Fiscal 1997, an increase of 105%. Sales of the Company's adult pants and liners represented virtually all of the Company's revenues in both years. The increase in revenues resulted primarily from the increase in the number of retail outlets which sell the Company's products from approximately 1,200 at the end of Fiscal 1996 to approximately 6,000 at the end of Fiscal 1997. The increase in retail outlets carrying the Rejoice products resulted from the broad-based promotional activities of the Company to support brand introduction and consumer awareness of the brand. There was no significant change in the Company's pricing to its wholesale customers from Fiscal 1996 to Fiscal 1997. Total liner sales are expected to continue to be higher than pant sales because the average consumer will need to purchase more disposable liners than reusable pants.

    Cost of goods sold increased from $1,031,896 in Fiscal 1996 to $1,727,607 in Fiscal 1997, an increase of 67% reflecting product costs associated with the increased amount of sales. Gross profit on sales increased from $86,590 in Fiscal 1996 to $559,890 in Fiscal 1997. The improvement in gross profit reflected lower unit cost of goods sold due to the transfer during Fiscal 1997 of virtually all pant production to subcontractors from a significant amount of in-house pant production. Gross profit as a percentage of revenues (gross profit margin) increased from 8% in Fiscal 1996 to 24% in Fiscal 1997. Gross profit margins may fluctuate in the future depending on changes in the mix of products sold, the mix of sales by distribution channels and other factors such as the sale of inventory with lower gross profit margins.

    Total operating expenses increased 4% from $3,241,483 in Fiscal 1996 to $3,362,288 in Fiscal 1997. Of the Fiscal 1997 amount, $2,083,173 was related to selling expenses, including advertising creative costs, consumer physician promotion and education materials, radio advertising placement, trade show, salaries and travel costs. Selling expenses increased 5% over Fiscal 1996. The Company expects that selling expenses will continue to be the largest component of the Company's operating expenses. General and administrative expenses in Fiscal 1997 were $1,198,148, an increase of 6% as compared to $1,126,815 in Fiscal 1996. Legal and accounting expenses during both periods were a significant portion of general and administrative expenses. These expenses primarily relate to various registrations and filings in the United States and Canada. During Fiscal 1996, the Company also incurred expenses related to completing a bridge financing, including a $250,000 finder's fee and deemed interest of $413,000 as a result of the valuation of the warrants issued in such financing. Research and development expenses continued to decline during the two periods, from $74,704 in Fiscal 1996 to $8,679 in Fiscal 1997 because all significant research and development regarding the Company's existing products is complete. Research and development expenses are not expected to be a significant cost to the Company during Fiscal 1998 as a result of the Company's intention to continue its focus on expanding sales of its existing products rather than on developing new products.

    Interest income generated during Fiscal 1997 was $163,986 as compared to $112,671 in Fiscal 1996. The increase was attributable to higher average deposit balances throughout the year. Interest expense increased 121% during the two periods from $92,314 to $204,203 reflecting the higher average balance of outstanding debt.

    Improved pant gross profit margins are expected in future periods as a result of increasing the volume of pants produced by lower cost production in Mexico as compared to its subcontractor in Canada. The Company is scheduled to close its factory location in Burnaby, British Columbia in September 1997, at which time there is expected to be a reduction in certain overhead and facility costs related to supporting pant production in Canada. No material losses associated with the closure of this facility are expected. No similar facility support is required for subcontracted pant production in other locations that are currently used by the Company. While no assurances can be provided, the Company expects that increased demand for both pants and liners will enable the Company to negotiate volume discounts which might positively affect gross profit margins. In addition, no assurance can be provided that increased pant production through lower cost subcontractors will lead to profitable operations. During Fiscal 1996 and Fiscal 1997, the Company subcontracted production of all of its liners through subcontracted liner converters in the United States.

    The net loss for Fiscal 1997 was $2,904,886 as compared to a net loss of $3,959,940 for Fiscal 1996, representing a decrease of $1,055,054 or 27%. The net loss per share was $0.74 in Fiscal 1997 as compared to $1.84 in Fiscal 1996.

    Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations in Fiscal 1996 and Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through private placements of its equity securities as well as various debt financing transactions. During Fiscal 1996, the Company received net proceeds of $5,707,123 from the sale of 1,666,667 special warrants (the "Private Placement"). During Fiscal 1996, the Company supported its operations from the proceeds of several small borrowings and incurred short-term debt of $2.5 million in the form of promissory notes issued together with warrants as part of a bridge financing. These notes were subsequently repaid with the proceeds of a short-term secured promissory note issued by the Company to a single investor in September 1995. In October 1995, the Company secured a revolving line of credit in the amount of $2.5 million from Seattle First National Bank and repaid the secured promissory note issued in September 1995. The loan bears interest at 6.91% per annum, payable monthly, and is secured by a deposit of $2.5 million.

    During Fiscal 1997, the Company supported its operations from various short-term, unsecured borrowings from related parties which totaled $571,300 at March 31, 1997. In April 1997, $366,300 of such borrowings were repaid using proceeds received from the Company's bank line of credit.

    In April 1997, Bradstone Equity Partners Inc., f/k/a H.J. Forest Products Inc. ("Bradstone"), guaranteed a Cdn. $1.75 million credit facility for the Company from the Toronto Dominion Bank. Borrowings under the line of credit bear interest at the Canadian prime rate plus .25% (5% at March 31, 1997) and are due on demand. The Company issued to the guarantor warrants to purchase 126,667 shares of Common Stock exercisable at $1.86 per share at any time until May 8, 1998 and thereafter at $2.16 per share until May 8, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount will be amortized to interest expense over the term of the line of credit. In May 1997, the Company borrowed $780,000 out of a total possible draw down of $1.25 million under a note payable to Bradstone. Interest is payable thereunder at the Canadian prime rate plus 3% (7.75% at March 31, 1997) and the principal is due in May 1998. Repayment of the note is secured by substantially all of the Company's assets and the Common Stock owned by William H.W. Atkinson and Susan A. Schreter, the Company's Chief Executive Officer and President, respectively.

    As of March 31, 1997, the Company's principal sources of liquidity included cash (including amounts restricted as security for loans) of $2,813,244, net accounts receivable of $625,085 and inventories of $2,432,583. The Company's operating activities used cash of $2,982,936 for the year ended March 31, 1997. Increases in accounts payable of $678,106 and accounts receivable of $344,407 reflect the Company's increased levels of operations and sales. Increased inventory of $623,591 supported the Company's growing sales volume. The Company anticipates that the levels of both inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.

    The Company believes that the estimated net proceeds from its contemplated public offering, together with its various financing arrangements, will be sufficient to meet its capital requirements for at least the next 12 months.

OTHER MATTERS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"). Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal year 1998 will have a significant impact on the Company's reported EPS.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, DISCLOSURES OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129") which establishes standards for disclosing information about an entity's capital structure. The disclosures are not expected to have a significant impact on the consolidated financial statements of the Company. SFAS 129 is effective for financial statements ending after December 15, 1997.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas, and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

FORWARD LOOKING STATEMENTS

    This Form 10-KSB/A and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

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

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             March 31, 1996 and 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------------------------------------

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

/s/ KPMG Peat Marwick LLP
Seattle, Washington
June 13, 1997

                          INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------------------------------------

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


/s/ KPMG
Chartered Accountants
Vancouver, Canada
June 14, 1996

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended March 31, 1995, 1996 and 1997
- --------------------------------------------------------------------------------
                                                 1995       1996       1997
- --------------------------------------------------------------------------------
Revenues                                  $   399,264    1,118,486    2,287,497
Cost of sales                                 728,783    1,031,896    1,727,607
                                          ------------  -----------  -----------
                Gross profit (loss)          (329,519)      86,590      559,890
                                          ------------  -----------  -----------
Operating expenses:
  Selling                                     987,795    1,978,206    2,083,173
  General and administrative                  848,209    1,126,815    1,198,148
  Research and development                    101,360       74,704        8,679
  Amortization and depreciation                64,647       61,758       72,288
                                          ------------  -----------  -----------

                Total operating expenses    2,002,011    3,241,483    3,362,288
                                          ------------  -----------  -----------
                Loss from operations       (2,331,530)  (3,154,893)  (2,802,398)
                                          ------------  -----------  -----------
Other income (expense):
  Interest income                              62,337      112,671      163,986
  Interest expense                            (10,991)     (92,314)    (204,203)
  Costs associated with Bridge Financing         -        (864,735)        -
  Other, net                                 (115,758)      39,331      (62,271)
                                          ------------  -----------  -----------
                                              (64,412)    (805,047)    (102,488)
                                          ------------  -----------  -----------
                Net loss                  $(2,395,942)  (3,959,940)  (2,904,886)
                                          ------------  -----------  -----------

Net loss per share                        $     (1.29)       (1.84)       (0.74)
                                          ------------  -----------  -----------
Weighted average common shares and common
  equivalent shares outstanding             1,863,995    2,154,955    3,948,054
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1996 and 1997


- -------------------------------------------------------------------------------------
                                                                1996          1997
- -------------------------------------------------------------------------------------

                            ASSETS
                            ------
Current assets:
  Cash                                                      $ 1,082,419       118,573
  Restricted cash                                             2,701,350     2,694,671
  Accounts receivable, less allowance for doubtful
    accounts of $108,966 in 1996 and $91,694 in 1997            280,678       625,085
  Inventories                                                 1,808,992     2,432,583
  Prepaid expenses                                              122,724        19,041
                                                            -----------   -----------
        Total current assets                                  5,996,163     5,889,953

Equipment, net                                                  196,907       251,503
Intangible assets, net                                          276,084       238,146
Other assets                                                          -         8,935
                                                            -----------   -----------
                                                            $ 6,469,154     6,388,537
                                                            -----------   -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Accounts payable                                              351,312     1,029,418
  Accrued liabilities                                            78,970       137,092
  Line of credit                                              2,500,000     2,500,000
  Notes payable to related parties                                    -       571,300
  Current portion of lease obligations                           11,550        13,046
  Current portion of long-term debt                              13,206        12,126
                                                            -----------   -----------
        Total current liabilities                             2,955,038     4,262,982

Lease obligations, less current portion                           5,931        24,868
Long-term debt, less current portion                             16,781         5,485
                                                            -----------   -----------
        Total liabilities                                     2,977,750     4,293,335
                                                            -----------   -----------

Stockholders' equity:
  Preferred stock, no shares outstanding                              -             -
  Common stock, 3,678,208 and 4,125,375 shares
    outstanding at March 31, 1996 and 1997, respectively         36,782        41,254
  Additional paid-in capital                                 11,180,899    12,685,111
  Accumulated deficit                                        (7,726,277)  (10,631,163)
                                                            -----------   -----------
        Total stockholders' equity                            3,491,404     2,095,202

Commitments, contingencies and subsequent events
- -------------------------------------------------------------------------------------
                                                            $ 6,469,154     6,388,537
- -------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                     EQUITY
                   Years ended March 31, 1995, 1996 and 1997

- ------------------------------------------------------------------------------

                                                                                                                        Total
                                                                                         Additional                     stock
                                                                   Common stock            paid-in      Accumulated    holders'
                                                              -----------------------
                                                              Shares            Amount     capital        deficit       equity
- --------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1994                                    1,814,037    $ 18,140      4,043,833     (1,370,395)   2,691,578

Issuance of common stock for cash on exercise of
       warrants                                                145,838       1,458        781,060          -          782,518
Issuance of common stock for settlement of debt                 15,000         150        151,205          -          151,355
Capital contributions by stockholders                             -           -            80,183          -           80,183
Net loss                                                          -           -              -        (2,395,942)  (2,395,942)

                                                            ------------------------------------------------------------------
Balance at March 31, 1995                                    1,974,875      19,748      5,056,281     (3,766,337)   1,309,692

Issuance of common stock for cash on exercise of
         warrants                                               36,666         367         21,162          -           21,529
Issuance of common stock and warrants for cash
         on private placement, net of $697,986 of
         issuance costs                                      1,666,667      16,667      5,690,456          -        5,707,123
Fair value of warrants issued with Bridge Financing               -           -           413,000          -          413,000
Net loss                                                          -           -              -        (3,959,940)  (3,959,940)
                                                            ------------------------------------------------------------------

Balance at March 31, 1996                                    3,678,208      36,782     11,180,899     (7,726,277)   3,491,404
Issuance of common stock for cash on exercise of
         warrants                                              447,167       4,472      1,504,212          -        1,508,684

Net loss                                                          -           -              -        (2,904,886)  (2,904,886)
- ------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997                                    4,125,375    $ 41,254     12,685,111     (10,631,163)  2,095,202
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



                            1995                                      1996                                   1997
                 -------------------------                 -------------------------               -------------------------
                 Preferred          Common                 Preferred          Common               Preferred          Common
                   stock            stock                    stock            stock                  stock            stock
                 -------------------------                 -------------------------               -------------------------
  Par value        $0.01            $0.01   Par value           $0.01            $0.01   Par value        $0.01        $0.01
  Authorized   1,000,000       25,000,000   Authorized      1,000,000       75,000,000   Authorized   1,000,000   75,000,000
  Issued            -           1,974,875   Issued               -           3,678,208   Issued            -       4,125,375
  Outstanding       -           1,974,875   Outstanding          -           3,678,208   Outstanding       -       4,125,375


See accompanying notes to consolidated financial statements.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended March 31, 1995, 1996 and 1997

- -------------------------------------------------------------------------------

                                                                                      1995             1996              1997
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                       $ (2,395,942)    (3,959,940)         (2,904,886)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization and depreciation                                                   80,372        107,170             127,821
        Loss on disposal of equipment                                                     -            11,819                -
        Deemed interest on Bridge Financing                                               -           413,000                -
        Write-off of deferred financing costs                                             -           162,737                -
        Change in operating assets and liabilities:
                   Increase in accounts receivable                                    (136,019)      (114,828)           (344,407)
                   Increase in inventories                                          (1,061,203)      (584,502)           (623,591)
                   Decrease (increase) in prepaid expenses                            (236,978)       117,860             103,683
                   Increase (decrease) in accounts payable                             554,322       (394,703)            609,257
                   Increase (decrease) in accrued liabilities                           97,821        (86,642)             58,122
                   Increase in other assets                                              -              -                  (8,935)
                                                                                 ------------------------------------------------
                      Net cash used in operating activities                         (3,097,627)    (4,328,029)         (2,982,936)
                                                                                 ------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                               (200,494)       (46,264)            (43,555)
   Acquisition of intangible assets                                                    (21,066)        (5,688)               -
   Proceeds from disposition of equipment                                                 -             4,214                -
   Proceeds on disposition of long-term investment                                     765,365           -                   -
                                                                                 ------------------------------------------------
                      Net cash provided by (used in) investing activities              543,805        (47,738)            (43,555)
                                                                                 ------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock and capital contributions                    862,701      5,728,652           1,508,684
   Payment of financing costs                                                         (162,737)          -                   -
   Decrease (increase) in restricted cash, net                                            -        (2,701,350)              6,679
   Proceeds from line of credit                                                           -         2,500,000                -
   Proceeds from secured promissory note and Bridge Financing                             -         5,000,000                -
   Repayment of secured promissory note and Bridge Financing                              -        (5,000,000)               -
   Proceeds from long-term debt                                                         49,645           -                 25,998
   Repayment of long-term debt                                                          (9,061)       (10,597)            (38,374)
   Proceeds from notes payable to related parties                                         -              -                571,300
   Repayment of notes payable to related parties                                        (6,776)          -                   -
   Repayment of lease obligations                                                      (12,064)       (10,690)            (11,642)
   Proceeds from short-term loans                                                      250,000           -                   -
   Repayment of short-term loan                                                           -          (250,000)               -
                                                                                 ------------------------------------------------
                      Net cash provided by financing activities                        971,708      5,256,015           2,062,645
                                                                                 ------------------------------------------------
                      Increase (decrease) in cash                                   (1,582,114)       880,248            (963,846)
   Cash at beginning of year                                                         1,784,285        202,171           1,082,419
                                                                                 ------------------------------------------------
   Cash at end of year                                                               $ 202,171      1,082,419             118,573
                                                                                 ------------------------------------------------
   Supplemental disclosure of cash flow information - cash paid during the year
   for interest                                                                       $ 10,991         92,314             168,401
                                                                                 ------------------------------------------------
Supplemental schedule of noncash investing and financing activities:
   Capital expenditures included in accounts payable at end of year                 $     -              -                 68,849
   Assets acquired through capital leases                                                7,968           -                 32,075
   Issuance of common stock for settlement of debt                                     151,355           -                   -
   Estimated fair market value of warrants issued recorded as deemed interest             -           413,000                -
- ---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Years ended March 31, 1995, 1996 and 1997

 (1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
      (a)DESCRIPTION OF BUSINESS

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

                        CARING PRODUCTS INTERNATIONAL., INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       (h) FOREIGN CURRENCY TRANSLATION

           The Company considers the U.S. dollar to be its functional currency. The Company has a wholly-owned subsidiary, located in Canada, which is a direct and integral extension of the Company. Accordingly, transactions by the subsidiary denominated in Canadian dollars are re-measured at the exchange rates in effect at the date of the transaction. At each balance sheet date, monetary balances denominated in currencies other than the U.S. dollar are remeasured using current exchange rates.

           Gains and losses resulting from foreign currency transactions are included in other, net in the consolidated statements of operations Gains and losses arising from these transactions for each of the years ended March 31 include a loss of $115,755 for 1995, a gain of $51,150 for 1996 and a loss of $44,367 for 1997.

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

                        CARING PRODUCTS INTERNATIONAL., INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       (k) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
           OF

           The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is masured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       (l) STOCK-BASED COMPENSATION

           The Company adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, during 1997. This statement permits a company to choose either a new fairvalue-based method or the Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not impacted the Company's financial position, results of operations, or liquidity.

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

       (n) EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

           In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.128, EARNINGS PER SHARE. SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim

                        CARING PRODUCTS INTERNATIONAL., INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       periods; earlier application is not permitted. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

       In June 1997, the FASB issued SFAS No.131, DISCLOSURES ABOUT SEGMENTS
       OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is encouraged. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

   (o) RECLASSIFICATIONS

       Certain of the 1995 and 1996 balances have been reclassified to conform with the 1997 presentation.

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) LIQUIDITY

     The Company has experienced net losses since its inception and has an accumulated deficit of $10,631,163 at March 31, 1997. Management is presently taking actions to improve operations and obtain additional debt and equity financing.

     On April 7, 1997, the Company signed a letter of intent to proceed with a public offering (the "Offering"). The Offering is presently contemplated to consist of units which are exercisable for one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. There can be no assurance that the Offering will be successful.

(4) CONCENTRATION OF RISK

     The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

     The Company sells its products to various customers located in the U.S. and Canada. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral as security against accounts receivable. Total sales to Canadian customers represented approximately 25% of total revenues for each of the years ended March 31, 1996 and 1997.

     Approximately 33% of the Company's revenues were from two customers during the year ended March 31, 1997. During the year ended March 31, 1996, two customers accounted for approximately 25% of total revenues. During the year ended March 31, 1995, one customer accounted for approximately 15% of revenues.

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

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5) INVENTORIES

     Inventories at March 31 consist of the following:

                                                    1996                 1997
                                                 -------------------------------
         Finished goods                        $  1,489,407           1,848,802
         Raw materials                              223,856             553,466
         Packaging                                   95,729              30,315
                                                 -------------------------------
                                               $  1,808,992           2,432,583
                                                 -------------------------------
                                                 -------------------------------

(6) EQUIPMENT

     Equipment at March 31 consists of the following:


                                                    1996                 1997
                                                 -------------------------------

         Computer equipment                    $    101,467             103,592
         Office equipment                            39,559              43,795
         Plant equipment                            128,208             234,251
         Leasehold improvements                       5,670               5,670
         Capital leases:
                   Plant equipment                   36,950              36,950
                   Office equipment                   8,001              40,076
                                                 -------------------------------
                                                    319,855             464,334
              Less accumulated depreciation
              and amortization                      122,948             212,831
                                                 -------------------------------
                      Net equipment            $    196,907             251,503
                                                 -------------------------------
                                                 -------------------------------

(7) INTANGIBLE ASSETS

     Intangible assets at March 31 consist of the following:

                                                    1996                 1997
                                                 -------------------------------

         Purchased technology                  $    250,000             250,000
         Patents and trademarks                     127,088             127,088
                                                 -------------------------------
                                                    377,088             377,088
              Less accumulated amortization         101,004             138,942
                                                 -------------------------------
                      Net intangible assets    $    276,084             238,146
                                                 -------------------------------
                                                 -------------------------------

                     CARING PRODUCTS INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In April 1997, the Company obtained an additional line of credit with a bank in the amount of Cdn. $1,750,000 (U.S. $1,263,812 at March 31, 1997). Borrowings under the line of credit are due on demand and bear interest at the Canadian prime rate plus .25% (5.0% at March 31, 1997). The line of credit is secured by a guarantee from a related party of the Company through April 1, 1998. The guarantor received 126,667 warrants, each for one share of the Company's common stock. The warrants are exercisable at $1.86 per share through May 8, 1998 and at $2.16 through May 8, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount will be amortized to interest expense over the term of the line of credit.

(10) NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties at March 31, 1997 are unsecured and consist of the following:


         Note payable, interest at 6.75%; interest and principal payable on demand            $  205,000
         Note payable, interest at 10% increasing to 20% if principal is not paid at             200,000
            maturity; interest payable on demand and principal due February
            1997
         Note payable, interest at Canadian prime rate plus 2% (6.75% at                         100,000
            March 31, 1997); interest and principal payable on demand
         Note payable, interest at 12%; interest payable on demand and principal                  37,500
            due March 1997
         Notes payable, interest at 12%; interest and principal payable on demand                 28,800
                                                                                                ----------
         Total notes payable to related parties                                               $  571,300
                                                                                                ----------
                                                                                                ----------



     In April 1997, outstanding principal balances payable to related parties of $366,300 were repaid.

     In May 1997, the Company entered into an agreement with a related party to finance $1,250,000 through a note payable. Interest on the note payable is payable monthly at the Canadian prime rate plus 3% (7.75% at March 31, 1997). Principal is payable in full in May 1998. The note is secured by substantially all of the Company's assets and by the common stock of certain executive officers and directors.

                     CARING PRODUCTS INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Scheduled principal maturities of long-term debt at March 31, 1997 are as follows for each of the following fiscal year-ends:

                            1998               $     12,126
                            1999                      5,485
                                                 ------------
                                               $     17,611
                                                 ------------
                                                 ------------

     The loan is secured by the Company's equipment and accounts receivable.

(12) CAPITAL LEASES

     The Company leases equipment under capital lease agreements that expire through January 2002. Aggregate minimum payments to be made under these agreements at March 31, 1997 are as follows for each of the following fiscal year-ends:

                        1998                                 $  14,058
                        1999                                     8,076
                        2000                                     8,076
                        2001                                     8,076
                        2002                                     7,598
                                                              ---------
                                                                45,884
        Less amounts representing interest at rates ranging
        from 9% to 11% at March 31, 1997                         7,970
                                                              ---------
                                                             $  37,914
                                                              ---------
                                                              ---------

    At March 31, 1997, a capital lease for plant equipment is secured by a letter of credit in the amount of $20,000 which may be reduced by $10,000 per annum subject to the lessor's prior consent.

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) OPERATING LEASES

     The Company leases office facilities and certain equipment under operating lease agreements that expire through November 2000. Aggregate minimum rental payments on operating leases as of March 31, 1997 are as follows for each of the following fiscal year-ends:

           1998                                        $   90,530
           1999                                            92,484
           2000                                            92,790
           2001                                            33,557
                                                         ---------
                                                       $  309,361
                                                         ---------
                                                         ---------

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

            The Bridge Financing consisted of fifty Units, each comprised of one 12% $50,000 Note and one common share purchase warrant to purchase 1,167 common shares of the Company at $0.30 until April 28, 1996 and thereafter at $0.60 until April 28, 1997. Under their terms, the Notes matured on the earlier of September 29, 1995 or ten days following the completion of the Private Placement or a private placement in substitution thereof.

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

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                     $5.67 until October 5, 1997                                           528,583
                 Warrants issued pursuant to the second short-term loan whereby one warrant entitles the holder to purchase one share at Cdn.
                     $7.20 until October 1, 1997                                            46,865
                                                                                         ----------
                 Total warrants outstanding at March 31, 1997                              575,448
                                                                                         ----------
                                                                                         ----------

      (d) REVERSE STOCK SPLIT

            In June 1997, the Company completed a one for six reverse stock split of its issued and outstanding common stock. These consolidated financial statements have been restated to reflect the reverse stock split.

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                            1996          1997
                                                        -----------    ---------
                   Net loss:
                       As reported                      $ 3,959,940    2,904,886
                       Pro forma                          4,489,512    3,228,949

                   Net loss per share:
                       As reported                      $    1.84         0.74
                       Pro forma                             2.08         0.82

            The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1996 and 1997: expected volatility of 55%; risk free interest rate of 6.50%; expected lives of four years; and a zero percent dividend yield.

            A summary of the plans is as follows:

            - 1993 INCENTIVE PROGRAM: Under the 1993 Incentive Program, as amended and restated, 348,668 shares of common stock plus 10% of any increase in the number of shares of common stock issued and outstanding from the date of the program agreement to the date the program was formally adopted by the Company's Board of Directors are available for grant to eligible employees and consultants of the Company. The aggregate fair market value of stock which becomes exercisable by an individual grantee pursuant to the plan is limited to $100,000 in any calendar year.

                             CARING PRODUCTS INTERNATIONAL, INC.
                                       AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Stock options under the 1993 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees, and after two years of affiliation with the Company for consultants. Although the Program allows stock options to be issued for a maximum of ten years, all stock options outstanding have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the ten-day trading average of the Company's common stock as determined by the Company's Board of Directors and approved by the Vancouver Stock Exchange.

                     In November 1996, the Company's Board of Directors resolved that no additional stock options would be granted under the 1993 Incentive Program. At March 31, 1997, 358,933 stock options remain outstanding under the 1993 Incentive Program.

                     1996 INCENTIVE PROGRAM: Under the 1996 Incentive Program, 833,333 shares of common stock less any shares outstanding under the 1993 Incentive Program, plus any shares forfeited under the 1996 and 1993 Incentive Programs, shares purchased by the Company on the open market and shares surrendered to the Company in payment of the exercise price of stock options issued under the 1996 and 1993 Incentive Programs are available for grant to eligible employees and consultants of the Company. No award may be granted which will result in the awards outstanding under the plan to be more than 25% of the total number of shares the Company has outstanding.

                     Stock options under the 1996 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees, and after two years of affiliation with the Company for consultants. Although the Program allows stock options to be issued for a maximum of ten years, all stock options outstanding have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the ten-day trading average of the Company's common stock as determined by the Company's Board of Directors and approved by the Vancouver Stock Exchange.

                     At March 31, 1997, 212,000 stock options are outstanding and 262,400 are available for future grant under the 1996 Incentive Program.

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock option plans as of March 31 and changes during the year ended on those dates is presented below:

                                                 1995                          1996                          1997
                                          ------------------------------------------------------------------------------------
                                                         Weighted-                    Weighted-                    Weighted-
                                          Number         average       Number          average        Number       average
                                            of           exercise        of           exercise          of         exercise
         Stock options                    Options         Price        Options          Price         Options       Price
     --------------------                 ------------------------------------------------------------------------------------
    Outstanding at beginning of year      129,817         $ 7.50        114,000         $ 7.50        344,266        $492
    Granted                                     -              -        410,266           4.92        280,333        3.00
    Canceled                                    -              -       (114,000)          7.50              -           -
    Forfeited                             (15,817)          7.50        (66,000)          4.92        (53,666)       4.62
                                      -------------                 -------------                  ------------

    Outstanding at end of year            114,000           7.50        344,266           4.92        570,933        4.02
                                      -------------                 -------------                  ------------
                                      -------------                 -------------                  ------------

    Options exercisable at year-end       107,333           7.50        267,600           4.92        476,267        4.20
                                      -------------                 -------------                  ------------
                                      -------------                 -------------                  ------------
    Weighted-average fair value of
    options granted during the year                                                     $ 2.16                     $ 1.26




    In March 1996, the Company modified the exercise price on 114,000 stock options granted in February 1994 from $7.50 to $4.92.
    The following is a summary of stock options outstanding at March 31, 1997:

                                             Options outstanding
                             ---------------------------------------------------
                                           Weighted-average
                               Number out-    remaining       Number of options
      Exercise prices          standing    contractual life      exercisable
    -------------------      ---------------------------------------------------

          $ 4.92               299,767           3.50             296,767
            3.00               271,166           4.69             179,500

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

                     CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, receivables, accounts payable and short- and longterm borrowings. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates.

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

(19) Geographic Information

     The Company operates in one industry: the marketing of proprietary urinary incontinence products for adults and children over the age of four. A summary of the Company's operations by geographic area follows:


                                                         Year ended March 31
                                                      ----------------------
                                                          1996          1997
                                                      ----------------------
                   Revenues:
                      U.S.                           $   914,311      1,916,263
                      Canada                             204,175        371,234
                                                      -------------------------
                                Total revenues       $ 1,118,486      2,287,497
                                                      -------------------------
                                                      -------------------------

                                                         Year ended March 31
                                                      -------------------------
                                                          1996          1997
                                                      -------------------------
                   Net loss:
                      U.S.                           $ 2,954,312      2,082,450
                      Canada                           1,005,628        822,436
                                                      -------------------------
                                Total net losses     $ 3,959,940      2,904,886
                                                      -------------------------
                                                      -------------------------

                     CARING PRODUCTS INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               March 31
                                                       -------------------------
                                                          1996           1997
                                                       -------------------------
                   Assets:
                      U.S.                            $ 3,015,807      4,939,873
                      Canada                            3,453,347      1,448,664
                                                       -------------------------
                                Total assets          $ 6,469,154      6,388,537
                                                       -------------------------
                                                       -------------------------


                                                               March 31
                                                       -------------------------
                                                          1996           1997
                                                       -------------------------
Net assets of Canadian subsidiary                     $ 4,245,524      1,340,171
                                                       -------------------------
                                                       -------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The following table sets forth information concerning the directors and executive officers of the Company as of July 4, 1997:


           NAME                       AGE                   POSITION
      --------------            ---------------         ----------------

   William H.W. Atkinson(1)(2)         54            Chairman of the Board
                                                     and Chief Executive Officer

   Susan A. Schreter(1)                36            President, Director

   Anthony A. Cetrone (1)(3)           68            Director

   Michael M. Fleming(2)(3)            48            Director

   Paul Stanton (2)                    59            Vice Chairman of the Board


- ------------------------

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

    WILLIAM H. W. ATKINSON co-founded the Company in November 1992 and has been Chairman of the Board since inception. He became the Company's Chief Executive Officer in May 1994. Since January 1994, Mr. Atkinson also has served as the Chairman of the Board of Caring Products Industries, Inc., Burnaby, British Columbia, a subsidiary of the Company that engages in healthcare product manufacturing and distribution. From September 1987 through April 1994, Mr. Atkinson was Vice-Chairman and a Trustee of Mercer International, Vancouver, British Columbia, a

NASDAQ-traded company with interests in the financial services, natural resources and pulp and paper businesses in Europe.

    SUSAN A. SCHRETER co-founded the Company in November 1992 and has served as President, Chief Operating Officer and a director since inception. From July 1985 to December 1992, she was founder and President of Beta International Inc., New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition due diligence, cash flow planning, strategic business planning and capital investment.

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

    In addition, it is contemplated that Dr. Herbert Sohn will be elected to the Board of Directors of the Company in August 1997. Since 1989, Dr. Sohn has served as an attending urologist at the Louis A. Weiss Memorial Hospital in Chicago. He has also served as a clinical associate professor of surgery at the Abraham Lincoln School of Medicine at the University of Illinois since 1973. A graduate of the Chicago Medical School, Dr. Sohn completed residencies in urology and surgery at the University Hospitals of Cleveland. He also received a Juris Doctorate degree from the John Marshall Law School.

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

ITEM 10.EXECUTIVE COMPENSATION.

    SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended March 31, 1995, 1996 and 1997 of the Company's Chief Executive Officer and President (the "Named Executive Officers").


                                 SUMMARY COMPENSATION TABLE*
                                                           LONG-TERM COMPENSATION
                ANNUAL COMPENSATION                       AWARDS          PAYOUTS
             ------------------------                   -----------      ----------
    NAME AND                                                                 ALL OTHER
    PRINCIPAL                    SALARY           BONUS     OPTIONS/SARS    COMPENSATION
    POSITION     YEAR              ($)             ($)          (#)             ($)
  -----------    -----         ----------        -------   -------------    ------------
  William        1997         $ 125,000             $0         54,333             $0
  H.W.           1996            96,000              0         44,300              0
  Atkinson       1995            96,000              0         29,333              0
    Chief
    Executive
    Officer and
    Chairman
  Susan A.       1997         $ 125,000             $0         54,333             $0
  Schreter       1996            96,000              0         44,300              0
    President    1995            96,000              0         29,333              0
    and Chief
    Operating
    Officer


    * Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

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

    In March 1997, the Company established a 401(k) savings and retirement plan covering all full-time employees who are at least 21 years of age and have at least three months of service. Under the plan, employees may defer up to 15% of their pretax salary, but not more than the statutory limits. The Company did not match employee contributions to the plan for the year ended March 31, 1997.

    EMPLOYMENT AGREEMENTS. In December 1993, the Company entered into three-year employment agreements with Mr. Atkinson and Ms. Schreter, the Company's Chief Executive Officer and President, respectively. Both agreements were subsequently amended as of March 1996 to provide, among other things, for an additional three-year term. Each agreement may be terminated for "cause" (as defined in the agreements) and under other circumstances set forth in the agreements. Under the terms of the agreements, Mr. Atkinson and Ms. Schreter are both entitled to receive an annual base salary of $125,000, or such higher salary as may be approved by the Board of Directors from time to time. Each year during the term of their agreements, Mr. Atkinson and Ms. Schreter are entitled to receive stock options in an amount equal to at least 20% of the aggregate number of options offered under the Company's option and incentive plans to all officers, key executives, directors, professional or administrative employees or consultants or advisors, any of its subsidiaries or any of its agents (as defined in the respective plans), or to receive a cash payment to compensate for the shortfall in the event this provision is not complied with. Mr. Atkinson and Ms. Schreter also are entitled to participate in any bonus or profit sharing plan that may be adopted from time to time by the Company, and to specified additional bonus payments and option grants upon termination under certain specified circumstances. Upon a change in control, as defined in the agreements, Mr. Atkinson and Ms. Schreter will be entitled to receive, in addition to the other compensation and benefits due to them, his or her then-effective base salary for a period of three years from the date of termination, plus all benefits, other than the bonus and stock options (or the value thereof), to which they would have been entitled had they continued their employment. In addition, the agreements provide that Mr. Atkinson and Ms. Schreter are entitled to receive all rights, privileges and fringe benefits afforded to other senior executives of the Company and to payment or reimbursement for reasonable expenses incurred in the performance of his or her respective services under the agreement. The agreements also contain confidentiality provisions.

    OPTION GRANTS. The following table shows, for the fiscal year ended March 31, 1997, certain information regarding options granted to the Named Executive Officers.


                             OPTION GRANTS IN LAST FISCAL YEAR
                                    (INDIVIDUAL GRANTS)

                            NUMBER OF             PERCENT TO
                           SECURITIES             TOTAL OPTIONS
                           UNDERLYING              GRANTED TO
                            OPTIONS                EMPLOYEES IN     EXERCISE OR BASE    EXPIRATION
    NAME                   GRANTED (#)            FISCAL YEAR (1)    PRICE ($/SHARE)      DATE
- -------------             ---------------         ----------------  ----------------   ------------
William H.W.                 54,333(2)              19.4%                 $.50          11/13/01
Atkinson
Susan A. Schreter            54,333(2)              19.4%                 $.50          11/13/01


- ------------
(1) Based on options to purchase 280,333 shares of Common Stock granted to employees, including executive officers, in fiscal 1997.

(2) The terms of such options are consistent with those of options granted to other employees and directors under the Company's
         Stock Option Plans. The options vested immediately because of length of service. The Stock Option Plans contain provisions permitting the Board of Directors to, among other things, accelerate vesting of options in the event of a change in control of the Company.

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

        AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1997
                   AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                            VALUE OF
                                                 NUMBER OF                UNEXERCISED
                                                UNEXERCISED               IN-THE-MONEY
                                                 OPTIONS AT                OPTIONS AT
                                                FISCAL YEAR END            FISCAL YEAR
                 SHARES                              (#)                    END ($)
                ACQUIRED ON   VALUE REALIZED     EXERCISABLE/             EXERCISABLE/
  NAME          EXERCISE(#)       ($)            UNEXERCISABLE           UNEXERCISABLE
- ---------------  ----------    ---------------   -----------------      -----------------
William H.W.       0              $0             127,966(1)/0(2)          $0(1)/$0(2)
Atkinson

Susan A. Schreter  0              0              127,966(1)/0(2)          $0(1)/$0(2)



- ---------
(1) Exercisable options.
(2) Unexercisable options.


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

    The Stock Option Plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants and restored grants (collectively, "Grants") as approved by the Board of Directors or a committee thereof (the "Committee"). Incentive stock options granted under the Stock Option Plans are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Non-qualified stock options granted under the Stock Option Plans are intended not to qualify as incentive stock options under the Code.

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

                                                      NUMBER OF          PERCENT
    NAME AND ADDRESS OF BENEFICIAL OWNER              SHARES (1)         OWNED
   ------------------------------------------        -----------         -------
AGF Growth Equity Fund Ltd.(2)...................       284,000           6.88%

443 Queen Street West, 31st Fl.
Toronto, ON M5K 1E9
Canada

BPI Canadian Small Cap Fund(2)...................       413,833          10.03%

161 Bay Street, Suite 9000
Toronto, ON M5J 2S1
Canada

Canagex Associates(2)............................       390,850           9.47%

800 Victoria Square, Suite 4500
Montreal, PQ H4Z 1C3
Canada

Royal Canadian Small Cap Fund (Royal Bank
 Investments)(2).................................       338,333           8.20%

77 King Street West, Suite 3800
Toronto, ON M5K 1H1
Canada

Sagit Investment Management Ltd.(2)..............       383,300           9.29%

789 West Pender Street
Vancouver, BC V6C 1H2
Canada

Susan A. Schreter(3)(4)..........................       283,546           6.67%

200 First Avenue West, Suite 200
Seattle, Washington 98119

William H.W. Atkinson(5)(6)......................       279,566           6.57%

5850 Byrne Road, Unit 8
Burnaby, British Columbia
Canada V5J 3J3

Anthony A. Cetrone(7)............................        38,044              *

Michael M. Fleming(8)............................        38,044              *

Paul Stanton(9)..................................        29,167              *

All Executive Officers and Directors
as a group (5 persons)(10).......................       668,366          14.90%


- --------------------------
*     Less than 1%.

(1) Beneficial ownership of directors, officers and 5% or more stockholders includes both outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will become exercisable within 60 days of July 4, 1997. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) The stockholder is a large Canadian institution with shares widely held by its clients.
(3) Of these shares, 46,672 are held in trust by Montreal Trust Company of Canada, subject to the direction or determination of the Quebec Securities Commission. The escrowed shares will be released on September 30, 1997. See "--Escrowed Shares.'' The remaining shares, excluding shares issuable upon exercise of outstanding options, are pledged to secure the repayment of the Company's $1.25 million promissory note to Bradstone Equity Partners Inc.
(4) Includes 120,800 shares issuable upon exercise of currently exercisable stock options.

(5) Of these shares, 45,482 are held in trust by Montreal Trust Company of Canada, subject to the direction or determination of the Quebec Securities Commission. The escrowed shares will be released on September 30, 1997. See "--Escrowed Shares.'' The remaining shares, excluding shares issuable upon exercise of outstanding options, are pledged to secure the repayment of the Company's $1.25 million promissory note to Bradstone Equity Partners Inc.
(6) Includes 127,967 shares issuable upon exercise of currently exercisable stock options.
(7) Includes 37,665 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 37,665 shares issuable upon exercise of currently exercisable stock options.
(9) Includes 29,167 shares issuable upon exercise of currently exercisable stock options.
(10) Includes 360,429 shares issuable upon exercise of currently exercisable stock options.

      The Company's authorized capital consists of 75,000,000 shares of Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $0.01 per share.

COMMON STOCK

      As of June 30, 1997, the Company had outstanding 4,125,375 shares of Common Stock (after giving effect to the Reverse Stock Split). Each share of Common Stock is entitled to one vote at all meetings of stockholders. Stockholders are not permitted to cumulate votes in the election of directors. All shares of Common Stock are equal to each other with respect to liquidation rights and dividend rights. There are no preemptive rights to purchase any additional shares of Common Stock. In the event of liquidation, dissolution or winding up of the Company, holders of the Common Stock will be entitled to receive on a pro rata basis all assets of the Company remaining after satisfaction of all liabilities and preferences of the outstanding Preferred Stock, if any. The outstanding shares of Common Stock and, assuming issuance in accordance with the terms of the applicable instrument, the shares of Common Stock issuable in this offering are or will be, as the case may be, duly and validly issued, fully paid and nonassessable.

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

WARRANTS

      In connection with the Private Financing (see "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"), the Company issued 1,666,667 Special Warrants, which were exercisable, for no additional consideration, into units of Common Stock and warrants (the Unit Warrants"). The Special Warrants were exercisable into an aggregate of up to 1,666,667 shares of Common Stock and were deemed exercised as of February

27, 1996. The underlying Unit Warrants were exercisable at an exercise price of Cdn. $4.86 until October 5, 1996 and are exercisable at an exercise price of Cdn. $5.67 until October 5, 1997. As of March 31, 1997, Unit Warrants remain outstanding to purchase 542,833 shares of Common Stock.

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

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)       EXHIBITS:

3.1(1)    Restated Certificate of Incorporation
3.1.1(2)  Certificate of Amendment of Certificate of Incorporation
3.2(1)    By-laws, as currently in effect
4.1 (1)   Specimen Common Stock Certificate
4.2(2) Form of Warrants to Purchase Shares of the Registrant, including registration rights
4.3(2)    Agreement, dated October, 1994 between Project 93 Management,
          Ltd. and the Registrant pertaining to registration rights of certain of the Selling Stockholders(3)
10.1(4) Restated and Amended Employment Agreement between the Registrant and William H.W. Atkinson dated as of March 13, 1996
10.2(4) Restated and Amended Employment Agreement between Susan A. Schreter and the Registrant dated as of March 13, 1996
10.3(1) Supply Agreement between the Registrant and Merfin Hygienic Products, dated August 30, 1993
10.4(1)   Assignment by Prakash Banga to the Registrant, dated January 5, 1994
10.5(1)   1993 Incentive Program and accompanying form of Stock Option
          Agreement(5)

10.6(1) Lease Agreement between the Registrant and First Avenue West Building L.L.C., dated May 15, 1995 for the premises located at 200 First Avenue West, Seattle, Washington
10.7(1) Lease Agreement between the Registrant and Holly Enterprises Ltd. for the premises located at 5850 Byrne Road, Burnaby, British Columbia, dated August 18, 1994
10.8(1) Form of short-term Promissory Note between the Registrant and certain private placement investors, dated April 28, 1995(6)
10.9(2) Manufacturing Agreement between the Registrant and LeGenereux Clothing Co., Ltd., dated November 3, 1994
10.10(2) Share Purchase Warrant Indenture dated October 5, 1995 between the Registrant and Montreal Trust Company of Canada
10.11(2) Revolving Line of Credit Agreement and Promissory Note dated October 5, 1995 between the Registrant and Seattle-First National Bank
10.12(7)  1996 Incentive Program (5)
21.1      List of Subsidiaries
27.1      Financial Data Schedule

- ---------------------

(1) Filed as an exhibit to the originally filed Registration Statement on Form SB-2, File No. 33-96882-LA (the "SB-2 Registration Statement"), filed with the Commission on September 12, 1995.
(2) Filed as an exhibit to Amendment No. 1 to the Form SB-2 Registration Statement, filed with the Commission on March 20, 1996.
(3) A schedule of the specific investors who received these Warrants is attached as an appendix to this exhibit.
(4) Filed as an exhibit to Amendment No. 3 to the Form SB-2 Registration Statement, filed with the Commission on November 12, 1996.
(5) Managerial contract or compensatory plan or arrangement in which the Company's directors and officers participate.
(6) A schedule of investors and the amounts of their respective notes is attached to this exhibit. These notes have been repaid by the Registrant and have therefore been canceled.
(7)   Filed as an exhibit to the original filing of the Registrant's
      Form 10-KSB for the fiscal year ended March 31, 1997, filed with the Commission on July 15, 1997.

(b)   REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1997.

                                      SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burnaby, British Columbia, Canada, on September 8, 1997.

                                       CARING PRODUCTS INTERNATIONAL, INC.

                                     By:     /s/ William H.W. Atkinson
                                        --------------------------------------
                                        William H.W. Atkinson
                                        Chairman of the Board and
                                        Chief Executive Officer

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                    TITLE                         DATE
       ---------                    -----                         ----

 /s/ William H.W. Atkinson   Chairman of the Board           September 8, 1997
- -------------------------
 William H.W. Atkinson       and Chief Executive Officer
                             (Principal Executive Officer
                             and Principal Financial and
                             Accounting Officer)

 /s/ Susan A. Schreter       President and Director          September 8, 1997
- --------------------------
 Susan A. Schreter

 /s/ Anthony A. Cetrone      Director                        September 8, 1997
- --------------------------
 Anthony A. Cetrone

 /s/ Michael M. Fleming      Director                        September 8, 1997
- --------------------------
 Michael M. Fleming

 /s/ Paul Stanton            Director                        September 8, 1997
- --------------------------
 Paul Stanton

 /s/ Herbert Sohn            Director                        September 8, 1997
- --------------------------
 Herbert Sohn