Form 10QSB/A
period 1997-06-30
CARING PRODUCTS INTERNATIONAL INC
filed 1997-09-09
CIK 1001111

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
Mark one

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

                       Commission File Number 33-96882-LA

                       CARING PRODUCTS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                  98-0134875
- --------------------------------                       ------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

200 First Avenue West, Suite 200, Seattle, Washington        98119
- -----------------------------------------------------  ------------------
(Address of principal executive offices)                   (Zip Code)

(206-282-6040)
- ------------------------------------------------
(Issuer's telephone number, including area code)

None
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/   No / /

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

                             Yes / /   No /X/

                      CARING PRODUCTS INTERNATIONAL, INC.

                                FORM 10-QSB/A
                      For the Quarter Ended June 30, 1997

                                    INDEX

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                        3

         Consolidated Balance Sheet as of June 30, 1997               3
         Consolidated Statements of Operations                        4
           For each of the three month periods ended
           June 30, 1996 and 1997
         Consolidated Statement of Stockholders' Equity               5
           For the three month period ended June 30, 1997
         Consolidated Statements of Cash Flows                        6
           For each of the three month periods ended
           June 30, 1996 and 1997
         Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of                      9
           Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                          12
Item 2.  Changes in Securities.                                      12
Item 3.  Defaults Upon Senior Securities.                            12
Item 4.  Submission of Matters to a Vote of Security Holders.        12
Item 5.  Other Information.                                          12
Item 6.  Exhibits and Reports on Form 8-K.                           12

                                     PART I

                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                JUNE 30, 1997

- --------------------------------------------------------------------
                                                          June 30,
                                                           1997
- --------------------------------------------------------------------
                                    ASSETS
Current assets:
   Cash                                                   $  132,880
   Restricted cash                                         2,537,591
   Accounts receivable, less allowance for doubtful
     accounts of $88,274 at June 30, 1997                    951,875
   Inventories                                             3,110,444
   Prepaid expenses                                            9,054
                                                         -----------
       Total current assets                                6,741,844

Equipment, net                                               234,602
Intangible assets, net                                       228,706
Other assets                                                  17,782
                                                         -----------
                                                          $7,222,934
                                                         -----------
                                                         -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        1,016,150
   Accrued liabilities                                       102,570
   Line of credit                                          3,644,928
   Notes payable to related parties                          780,000
   Current portion of lease obligations                        5,013
   Current portion of long-term debt                           8,635
                                                         -----------
       Total current liabilities                           5,557,296

Lease obligations, less current portion                       24,868
Long-term debt, less current portion                           5,485
                                                         -----------
       Total liabilities                                   5,587,649

Stockholders' equity:
   Preferred stock, no shares outstanding
   Common stock, 4,125,375 shares outstanding
     at June 30, 1997                                         41,254
   Additional paid-in capital                             12,848,703
   Accumulated deficit                                   (11,254,672)
                                                         -----------
       Total stockholders' equity                          1,635,285

- ---------------------------------------------------------------------
                                                          $7,222,934
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

- --------------------------------------------------------------------------------
                                                          Three-month periods
                                                            ended June 30,
                                                          -------------------
                                                       1996              1997
- --------------------------------------------------------------------------------
Revenues                                           $  428,468           818,403
Cost of sales                                         447,237           385,471
                                                   ----------------------------
       Gross profit (loss)                            (18,769)          432,932
                                                   ----------------------------

Operating expenses:
   Selling                                            328,808           548,950
   General and administrative                         225,667           289,467
   Amortization and depreciation                       21,886            14,278
                                                   ----------------------------
       Total operating expenses                       576,361           852,695
                                                   ----------------------------
       Loss from operations                          (595,130)         (419,763)
                                                   ----------------------------

Other income (expense):
   Interest income                                      3,336            22,499
   Interest expense                                   (45,400)         (152,155)
   Other, net                                         (50,456)          (74,090)
                                                   ----------------------------
                                                      (92,520)         (203,746)
                                                   ----------------------------
       Net loss                                    $ (687,650)         (623,509)
                                                   ----------------------------
                                                   ----------------------------

Net loss per share                                 $    (0.18)            (0.15)
                                                   ----------------------------
                                                   ----------------------------
Weighted average common shares and common
  equivalent shares outstanding                     3,723,708         4,125,375
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                     CARING PRODUCTS INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   THREE-MONTH PERIOD ENDED JUNE 30, 1997

- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------
                                                                                               Total
                                              Common Stock       Additional                    stock-
                                           -----------------      paid-in      Accumulated     holders'
                                           Shares     Amount      capital        deficit       equity
- --------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                4,125,375  $  41,254    12,685,111    (10,631,163)   2,095,202

Fair value of warrants issued with line
of credit guarantee                             --         --       163,592             --      163,592

Net loss                                        --         --            --       (623,509)    (623,509)
- --------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                 4,125,375  $  41,254    12,848,703    (11,254,672)   1,635,285
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------


                                           June 30, 1997
                                      ------------------------
                                       Preferred       Common
                                         stock         stock
                                      ------------------------
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

                     CARING PRODUCTS INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

- ------------------------------------------------------------------------------------------------
                                                                    Three-month periods
                                                                       ended June 30,
                                                               -------------------------------
                                                                     1996               1997
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                        $ (687,650)         (623,509)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization and depreciation                                     31,174            26,341
    Deemed interest                                                       --            34,081
    Change in operating assets and liabilities:
      Increase in accounts receivable                               (135,733)         (326,790)
      Decrease (increase) in inventories                             261,784          (677,861)
      Decrease (increase) in prepaid expenses                         (6,892)            9,987
      Increase in other assets                                            --            (8,847)
      Decrease in accounts payable                                      (124)          (13,268)
      Decrease in accrued liabilities                                (12,632)          (34,522)
                                                                  ----------------------------
      Net cash used in operating activities                         (550,073)       (1,614,388)
                                                                  ----------------------------

Cash flows from investing activities:
  Capital expenditures                                                (4,236)               --
                                                                  ----------------------------
      Net cash used in investing activities                           (4,236)               --
                                                                  ----------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock and capital
   contributions                                                     112,000                --
  Decrease (increase) in restricted cash, net                       (467,893)          157,080
  Proceeds from lines of credit, net                                      --         1,274,439
  Repayment of long-term debt                                         (3,460)           (3,491)
  Proceeds from notes payable to related parties                          --           950,400
  Repayment of notes payable to related parties                           --          (741,700)
  Repayment of lease obligations                                      (4,694)           (8,033)
                                                                  ----------------------------
      Net cash provided by (used in) financing activities           (364,047)        1,628,695
                                                                  ----------------------------
      Increase (decrease) in cash                                   (918,356)           14,307

Cash at beginning of period                                        1,082,419           118,573
                                                                  ----------------------------
Cash at end of period                                             $  164,063           132,880
                                                                  ----------------------------
                                                                  ----------------------------
Supplemental disclosure of cash flow
 information - cash paid during the period for interest           $   30,573           147,468
                                                                  ----------------------------
                                                                  ----------------------------
Supplemental schedule of noncash financing activities:
  Estimated fair market value of warrants issued
  recorded as deemed interest                                     $       --           163,592
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

(1)  CONSOLIDATION

     The consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Caring Products International, Inc. and Subsidiaries (the "Company"), and notes thereto, for its fiscal year ended March 31, 1997.

     Intercompany transactions and balances have been eliminated in consolidation. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(2)  LIQUIDITY

     The Company has experienced net losses since its inception and has an accumulated deficit of $11,254,672 at June 30, 1997. Management is presently taking actions to improve operations and obtain additional debt and equity financing.

     On April 7, 1997, the Company signed a letter of intent to proceed with a public offering ("Offering"). The Offering is presently contemplated to consist of units which are exercisable for one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. There can be no assurance that the Offering will be successful.

(3)  CONCENTRATION OF RISK

     The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

     The Company sells its products to various customers located in the U.S. and Canada. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral as security against accounts receivable. Total sales to Canadian customers represented approximately 52% for the three-month period ended June 30, 1996. Sales to Canadian customers for the three month period ended June 30, 1997 were less than 1% of total sales.

     Approximately 57% of the Company's revenues were from one customer during the three-month period ended June 30, 1997. During the three-month period ended June 30, 1996, three customers accounted for approximately 31% of revenues.

     At June 30, 1997, two customers accounted for approximately 88% of the net accounts receivable balance.

     The Company currently purchases its products from a limited number of suppliers, some of which are located in Canada or Mexico. As there are other manufacturers of products similar to the Company's products, management believes that other suppliers could provide the Company's products on comparable terms. Management does not believe a change in suppliers would cause a significant delay in obtaining sufficient product quantities or result in a significant loss of sales.

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997


(4)  INVENTORIES

     Inventories consist of the following:

                                     June 30,
                                       1997
                                    ----------
     Finished goods                 $2,577,256
     Raw materials                     473,975
     Packaging                          59,213
                                    ----------
                                    $3,110,444
                                    ----------
                                    ----------

(5)  LINE OF CREDIT

     At June 30, 1997, the Company had a $2,500,000 line of credit with a bank expiring August 1997. Borrowings under the line of credit bore interest at a fixed rate of 6.91%. The line of credit was secured by a $2,500,000 certificate of deposit. In July 1997, the $2,500,000 certificate of deposit was used as payment for the line of credit.

     In April 1997, the Company obtained an additional line of credit with a bank in the amount of Cdn. $1,750,000. Borrowings under the line of credit at June 30, 1997, net of deemed interest of $129,511, were $1,144,928 and are due on demand. Borrowings bear interest at the Canadian prime rate plus .25% (5% at June 30, 1997). The line of credit is secured by a guarantee from a related party of the Company through April 1, 1998 in an aggregate amount of $2.5 million. The guarantor received 126,667 warrants, each for one share of the Company's common stock. The warrants are exercisable at $1.86 per share through May 8, 1998 and at $2.16 through May 8, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount will be amortized to interest expense over the term of the line of credit.

(6)  NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties, at June 30, 1997, represent borrowings by the Company under a $1.25 million note payable to Bradstone Equity Partners Inc., f/k/a H. J. Forest Products Inc. ("Bradstone"). Interest is payable thereunder at the Canadian prime rate plus 3% (7.75% at June 30, 1997) and the principal is due in May 1998. Repayment of the note is secured by substantially all of the Company's assets and by the common stock of the Company's Chief Executive Officer and President. In July 1997, the remaining $470,000 under the agreement with the related party was received by the Company.

(7)  LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Revenues increased from $428,468 in the first quarter ended June 30, 1996 (the "1996 Period") to $818,403 in the first quarter ended June 30, 1997 (the "1997 Period"), an increase of 91%. This increase was primarily as a result of the increase in the number of retail drug store chains that sell the Company's Rejoice incontinence products.

     Cost of goods sold decreased from $447,237 in the 1996 period to $385,471 in the 1997 Period, a decrease of 14%. The decrease in cost of goods sold was attributable to a significant reduction in costs associated with pant production, including fewer Canadian production staff compared to the comparable prior period. Gross profit on sales increased from a loss of $18,769 in the 1996 Period to a profit of $432,932 in the 1997 Period. The improvement in gross profit margin in the 1997 Period primarily reflected the first introduction of retail pants produced at a lower unit priced pant subcontractor in Mexico and the significant reduction in Canadian-based staff and facility costs. In addition, the Company paid a lower cost per liner from its liner subcontractor in the United States during the 1997 Period. Gross profit margins may fluctuate in the future depending on changes in the mix of products sold, the mix of sales by distribution channels and other factors such as the sale of inventory with lower gross profit margins.

     Total operating expenses increased 48% from $576,361 in the 1996 Period to $852,695 in the 1997 Period. The increase was primarily attributable to increased advertising and sales expenses associated with supporting an increased number of drug stores that sell the Company's products, as well as employee travel and new salary expenses associated with the Company's commencement of sales training and marketing activities. Total selling expenses increased 67% from $328,808 in the 1996 Period to $548,950 in the 1997 Period. General and administrative expenses increased 28% from $225,667 to $289,467 in the 1997 Period. The increase represented increased operating costs associated with the growth in the Company's corporate and marketing offices.

     The Company also generated $22,499 in interest income during the 1997 Period as compared to $3,336 in interest income generated during the 1996 Period. Interest income was offset by interest expense of $152,155 in the 1997 Period and $45,400 in the 1996 Period. The increase in interest expense related to the increase in short-term and long-term borrowings in the 1997 Period from the 1996 Period.

     The net loss for the 1997 Period was $623,509 as compared to $687,650 for the 1996 Period, a 10% improvement. The net loss per share was $0.15 in the 1997 Period as compared to $0.18 per share in the 1996 Period.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1997, Bradstone guaranteed a Cdn. $1.75 million credit facility for the Company from the Toronto Dominion Bank. In July 1997, the guarantee was increased by $1.25 million to an aggregate of $2.5 million. The guarantee is through April 1, 1998. Borrowings under the line of credit bear interest at the Canadian prime rate plus .25% (5% at June 30, 1997) and are due on demand. The Company issued to the guarantor warrants to purchase 126,667 shares of Common Stock exercisable at $1.86 per share at any time until May 8, 1998 and thereafter at $2.16 per share until May 8, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount will be amortized to interest expense over the term of the line of credit. In May 1997, the Company borrowed $780,000 out of a total possible draw down of $1.25 million under a note payable to Bradstone. Interest is payable thereunder at the Canadian prime rate plus 3% (7.75% at June 30, 1997) and the principal is due in May 1998. Repayment of the note is secured by substantially all of the Company's assets and by the common stock owned by William H.W. Atkinson and Susan A. Schreter, the Company's Chief Executive Officer and President, respectively.

     As of June 30, 1997, the Company's principal sources of liquidity included cash (including amounts restricted as security for loans) of $2,670,471, net accounts receivable of $951,875, inventories of $3,110,444, and available borrowing capacity under the note payable to Bradstone of approximately $470,000. The Company's operating activities used cash of $1,614,388 for the 1997 Period. Increases in accounts receivable of $326,790 reflect the increased sales volume of the Company. Increased inventories of $677,861 primarily reflect the Company's growing sales volume with larger chain stores which require greater inventory availability and the longer lead times associated with liner production. During the 1997 Period, the Company financed its net loss and growth in accounts receivable and inventories primarily from increased borrowings under its lines of credit.

     The Company believes that the estimated net proceeds of the Offering, together with its various present and future financing arrangements, will be sufficient to meet its capital requirements for at least the next 12 months.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997 and is not expected to have a significant impact on the consolidated financial statements of the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas, and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a significant impact on the consolidated financial statements of the Company.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

        Legal proceedings were previously reported in the Company's Form 10-KSB for the fiscal year ended March 31, 1997, as amended by the Company's Form 10-KSB/A for the fiscal year ended March 31, 1997.

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


                                CARING PRODUCTS INTERNATIONAL, INC.
                                    (Registrant)




Date:  September 8, 1997        By: /s/ William H.W. Atkinson
                                    -----------------------------------
                                        William H.W. Atkinson,
                                        Chairman of the Board, Chief Executive
                                        Officer and Chief Financial Officer