Form 10QSB
period 1997-09-30
CARING PRODUCTS INTERNATIONAL INC
filed 1997-11-19
CIK 1001111

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB
Mark one

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ____________  to _____________

                          Commission File Number 33-96882-LA

                         CARING PRODUCTS INTERNATIONAL, INC.
                         -----------------------------------
          (Exact name of small business issuer as specified in its charter)

Delaware                                                   98-0134875
--------                                                   ----------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

200 First Avenue West, Suite 200, Seattle, Washington             98119
-----------------------------------------------------             -----
(Address of principal executive offices)                        (Zip Code)

(206) 282-6040
--------------
Issuer's telephone number, including area code

None
----
(Former name, former address and former fiscal year, if changed since last report)

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

Not applicable.

    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 1997, the Registrant had 1,031,343 shares of Common Stock outstanding.


Traditional Small Business Disclosure Format (check one):

         Yes   / /                     No   /X/


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   CARING PRODUCTS INTERNATIONAL, INC.


                              FORM 10-QSB
                 For The Quarter Ended September 30, 1997

                                                                        PAGE
                                 INDEX                                 NUMBER

PART I   FINANCIAL INFORMATION                                            3

Item 1   Financial Statements.                                            3

         Consolidated Balance Sheet as of September 30, 1997              3
         Consolidated Statements of Operations
           For each of the three and six month periods ended
           September 30, 1996 and 1997                                    4
         Consolidated Statement of Stockholders' Equity
           For the six month period ended September 30, 1997              5
         Consolidated Statements of Cash Flows
           For each of the six month periods ended
           September 30, 1996 and 1997                                    6
         Notes to Consolidated Financial Statements                       7

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                11

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.                                              16
Item 2   Changes in Securities                                           16
Item 3   Defaults Upon Senior Securities                                 16
Item 4   Submission of Matters to a Vote of Security Holders             16
Item 5   Other Information                                               16
Item 6   Exhibits and Reports on Form 8-K                                16

                                        PART I
                                FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                                  SEPTEMBER 30, 1997
                                      UNAUDITED

                                                                 September 30,
                                      ASSETS                        1997
                                                                    ----
Current assets:
Cash                                                           $   218,929
Accounts receivable, less allowance for doubtful
   accounts of $93,176 at September 30, 1997                       373,825
Inventories                                                      2,879,747
Prepaid expenses                                                     9,614
                                                               -----------

    Total current assets                                         3,482,115

Equipment, net                                                     231,753
Intangible assets, net                                             219,089
Deferred financing costs                                           401,591
Other assets                                                        23,796
                                                               -----------

    Total assets                                               $ 4,358,344
                                                               -----------
                                                               -----------

    LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                   887,904
Accrued liabilities                                                101,003
Line of credit                                                   1,171,345
Note payable to related party                                    1,250,000
Current portion of lease obligations                                 8,770
Current portion of long-term debt                                   10,862
                                                               -----------
    Total current liabilities                                    3,429,884

Lease obligations, less current portion                             13,511
                                                               -----------

    Total liabilities                                            3,443,395

Stockholders' equity:
   Preferred stock, no shares outstanding                                -
   Common stock, 1,031,343 shares outstanding
      at September 30, 1997                                         10,314
   Additional paid-in capital                                   12,879,643
   Accumulated deficit                                         (11,975,008)
                                                               -----------

    Total stockholders' equity                                     914,949
                                                               -----------

    Total liabilities and stockholders' equity                 $ 4,358,344
                                                               -----------
                                                               -----------
See accompanying notes to consolidated financial statements.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997
                                      UNAUDITED


                                                                          Six-month periods             Three-month periods
                                                                         ended September 30,            ended September 30,
                                                                         -------------------            -------------------
                                                                         1996           1997            1996           1997
                                                                         ----           ----            ----           ----
Revenues                                                            $   894,643    $ 1,196,953      $ 466,175      $ 378,550

Cost of sales                                                         1,049,072        652,162        601,835        266,691
                                                                    -----------    -----------      ---------      ---------

Gross profit/(loss)                                                    (154,429)       544,791       (135,660)       111,859

Operating expenses:
   Selling                                                              752,063      1,111,884        423,255        562,934
   General and administrative                                           621,357        499,371        395,690        209,904
   Amortization and depreciation                                         47,176         31,742         25,290         17,464
                                                                    -----------    -----------      ---------      ---------

         Total operating expense                                      1,420,596      1,642,997        844,235        790,302
                                                                    -----------    -----------      ---------      ---------

         Loss from operations                                        (1,575,025)    (1,098,206)      (979,895)      (678,443)

Other income (expense):
   Interest income                                                       89,304         46,648         85,968         24,149
   Interest expense                                                     (90,307)      (221,376)       (44,907)       (69,221)
   Other, net                                                           (18,877)       (70,911)        31,579          3,179
                                                                    -----------    -----------      ---------      ---------
                                                                        (19,880)      (245,639)        72,640        (41,893)
                                                                    -----------    -----------      ---------      ---------

Net loss                                                            $(1,594,905)   $(1,343,845)     $(907,255)     $(720,336)
                                                                    -----------    -----------      ---------      ---------

Net loss per share                                                  $     (1.69)   $     (1.30)     $   (0.96)     $   (0.70)

Weighted average common shares and common
   equivalent shares outstanding                                        943,245      1,031,343        944,105      1,031,343


See accompanying notes to consolidated financial statements

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                      UNAUDITED

                                                          Common Stock    Additional                        Total
                                                          ------------     paid-in      Accumulated     Stockholders'
                                               Shares        Amount        capital        Deficit          Equity
                                               ------        ------        -------        -------          ------

Balance at March 31, 1997                    1,031,343     $   10,314    $12,716,051   $(10,631,163)    $2,095,202

Fair value of warrants issued with line
of credit guarantee                                                          163,592                       163,592


Net loss                                                                                 (1,343,845)    (1,343,845)

--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                1,031,343        $10,314    $12,879,643   $(11,975,008)      $914,949
--------------------------------------------------------------------------------------------------------------------



                             September 30, 1997
                             ------------------
                         Preferred         Common
                           stock           stock
                           -----           -----
Par value               $     0.01    $      0.01
Authorized               1,000,000     75,000,000
Issued                           -      1,031,343
Outstanding                      -      1,031,343


See accompanying notes to consolidated financial statements

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997
                                      UNAUDITED

                                                                                                Six-month periods
                                                                                               ended September 30,
                                                                                               -------------------
Cash flows from operating activities:                                                        1996              1997
                                                                                             ----              ----
Net loss                                                                                $(1,594,905)      $(1,343,845)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Amortization and depreciation                                                          53,738            55,209
      Deemed interest                                                                             0            74,980
      Gain on sale of fixed asset                                                                 0            (1,311)
      Change in operating assets and liabilities:
              Decrease (increase) in accounts receivable                                    (98,488)          251,260
              Decrease (increase) in inventories                                            612,425          (447,164)
              Decrease in prepaid expenses                                                   87,090             9,427
              Increase in other assets                                                            0           (14,861)
              Decrease in accounts payable                                                 (114,728)         (318,569)
              Decrease in accrued liabilities                                                     0           (36,089)
                                                                                        -----------       -----------
Net cash used in operating activities                                                    (1,054,868)       (1,770,963)
                                                                                        -----------       -----------

Cash flows from investing activities:
    Purchase of capital assets                                                              (34,573)          (16,402)
    Proceeds from sale of fixed asset                                                             0             1,311
                                                                                        -----------------------------
Net cash used in investing activities                                                       (34,573)          (15,091)
                                                                                        -----------       -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock and capital
       contributions                                                                      1,390,333                 0
    Decrease (increase) in restricted cash, net                                            (722,313)        2,694,671
    Repayment of lines of credit, net                                                             0        (1,240,043)
    Repayment of long term debt                                                             (32,310)           (6,749)
    Proceeds from long term debt                                                             25,998                 0
    Proceeds from notes payable to related parties                                                0         1,420,400
    Repayment of notes payable to related parties                                                 0          (741,700)
    Repayment of lease obligations                                                           (6,913)          (15,633)
    Increase in deferred financing costs                                                          0          (224,536)
                                                                                        -----------       -----------
Net cash provided by financing activities                                                   654,795         1,886,410
                                                                                        -----------       -----------

Increase (decrease) in cash                                                                (434,646)          100,356
Cash at beginning of period                                                               1,082,419           118,573
                                                                                        -----------       -----------
Cash at end of period                                                                   $   647,773       $   218,929
                                                                                        -----------------------------
                                                                                        -----------------------------

Supplemental disclosure of cash flow
   information - cash paid during the period for interest                               $    61,146       $   147,468

Supplemental schedule of noncash investing and financing
activities:
   Capital expenditures included in accounts payable at end
   of period                                                                                 68,849                 0
   Deferred offering costs included in accounts payable at
   end of period                                                                                  0           177,055

Fair market value of warrants issued recorded as deemed
   interest                                                                                       0            88,612


See accompanying notes to consolidated financial statements

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

(1) PRESENTATION OF INTERIM INFORMATION

    The consolidated financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended March 31, 1997. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Caring Products International, Inc. and its subsidiaries (the "Company") and notes thereto, for its fiscal year ended March 31, 1997.

(2) FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(3) LIQUIDITY

    The Company has experienced net losses since its inception and has an accumulated deficit of $11,975,008 at September 30, 1997. Management is presently taking actions to improve operations and obtain additional equity financing.

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

    In April 1997, the Company obtained a line of credit with Toronto Dominion Bank, which expires in May 1998, in the amount of Cdn. $1,750,000. Borrowings under the line of credit at September 30, 1997, net of deemed interest of $88,612, were $1,171,345. Borrowings bear interest at the Canadian prime rate plus .25% (5% at September 30, 1997) and are due on demand.

    In April 1997, Bradstone Equity Partners Inc., f/k/a H.J. Forest Products Inc. ("Bradstone"), guaranteed the aforementioned Cdn. $1.75 million credit facility for the Company from the Toronto Dominion Bank. In July 1997, the guarantee was increased by $1.25 million to an aggregate of $2.5 million. The guarantee is through April 1, 1998. The Company issued to the guarantor warrants to purchase 31,667 shares of the Company's Common Stock exercisable at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share until May 8, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount is being amortized to interest expense over the term of the line of credit.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED:
               SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

(3) LIQUIDITY, CONTINUED:

    In May 1997, the Company borrowed $780,000 out of a total possible draw down of $1,250,000 under a note payable to Bradstone. Interest on the note is payable monthly at the Canadian prime rate plus 3% (7.75% at September 30, 1997). Principal is due in May 1998. The note is secured by a lien on substantially all of the Company's assets and by a pledge of all of the Company's common stock owned by William H.W. Atkinson and Susan A. Schreter, the Company's Chief Executive Offer and President, respectively.

    In July 1997, the remaining $470,000 under the note payable to Bradstone was received by the Company.

    In September 1997, Bradstone agreed that if the Offering was not completed and the Company required capital for its operations, Bradstone would loan the Company up to an additional $1.25 million on the same terms and conditions as the May 1997 note, provided that if drawn down, a representative of Bradstone would be appointed to the Company's Board of Directors, among other conditions.

    In September 1997, the Company obtained from Toronto Dominion Bank an increase in its credit facility of Cdn. $1.75 million, bringing the total facility to Cdn. $3.5 million, under terms and conditions similar to the original loan, which aggregate credit facility is secured by the guarantee from Bradstone in the aggregate amount of Cdn. $3.5 million.

    In October 1997, Paulson Investment Company, Inc. ("Paulson"), one of the representatives of the underwriters of the Offering, loaned the Company $200,000. The loan is non-interest bearing and is to be repaid by the Company out of the net proceeds of the Offering; provided, however, if the Offering has not occurred on or before January 30, 1998, the Company must repay the loan within 30 days following Paulson's demand. In November 1997, Paulson loaned the Company an additional $350,000 under the same terms and conditions as the October 1997 loan.

    Substantially all of the Company's assets are pledged as collateral for its various indebtedness.

    As of September 30, 1997, the Company's principal sources of liquidity included cash of $218,929, net accounts receivable of $373,825, inventories of $2,879,747, and Cdn. $1,750,000 of available borrowing capacity under the lines of credit. The Company's operating activities used cash of $1,770,963 during the six month period ended September 30, 1997. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED:
               SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997


(4) CONCENTRATION OF RISK

    The Company maintains cash equivalents with various financial institutions located in the United States ("U.S.") and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

    The Company sells its products to various customers located in the U.S. and Canada. The Company performs ongoing credit evaluations of its customer's financial condition, and generally requires no collateral as security against accounts receivables. Revenues from Canadian customers represented approximately 45% for the six month period ended September 30, 1996 and 36% for the three month period ended September 30, 1996. Revenues from Canadian customers for the six and three month periods ended September 30, 1997 were 5% and less than 1% of total sales, respectively .

    Approximately 61% of revenues were from one customer for the six month period ended September 30, 1997, and approximately 28% of revenues were from one customer for the six month period ended September 30, 1996. During the three month period ended September 30, 1997, approximately 34% of revenues were from two customers and approximately 85% of revenues were from two customers for the three month period ended September 30, 1996.

    The Company currently purchases its products from a limited number of suppliers, some of which are located in Canada or Mexico. As there are other manufacturers of products similar to those of the Company, management believes that other suppliers could provide the Company's products on
    comparable terms.   Management does not believe a change in suppliers would
    cause a significant delay in obtaining sufficient product quantities or result in a significant loss of sales.


(5) DEFERRED FINANCING COSTS

    Costs relating to the Offering have been deferred until the proceeds are received by the Company, at which time they will be charged against the proceeds of the Offering, or, if the Offering is not completed, against operations.


(6) INVENTORIES

    As of September 30, 1997, inventories consisted of the following:

    Finished goods                          $  2,515,186
    Raw materials                                357,719
    Packaging                                      6,842
                                            ------------

                                            $  2,879,747
                                            ------------

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED:
                 SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997


(7) LITIGATION


    The Company is subject to various claims and contingencies related to lawsuits, taxes and other matters arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

    In September 1997, the Company agreed with certain plaintiffs to settle their litigation in consideration of the payment by the Company of $25,000 on the earlier of the completion of the Offering or December 1, 1997, and the issuance to the plaintiffs of warrants to purchase an aggregate of 8,000 shares of the Company's common stock at an exercise price of Cdn. $5.04 per share, subject to Vancouver Stock Exchange ("VSE") approval. In October 1997, the VSE approved the settlement and the warrants were issued on October 22, 1997. The warrants expire on October 21, 1999.


(8) REVERSE STOCK SPLITS

    In June 1997, the Company completed a one-for-six reverse stock split of its issued and outstanding common stock. In October 1997, the Company completed an additional one-for-four reverse stock split of its issued and outstanding common stock. These consolidated financial statements have been restated to reflect the reverse stock splits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

    Caring Products International, Inc. (the "Company") has designed and markets a line of proprietary urinary incontinence products that are sold under the Rejoice brand name in the United States and Canada.

    Historically, the Company's customer base has favored drug store chains and retail stores. The Company is now beginning to enter certain healthcare markets through hospital supply companies and other distributor relationships. The Company's product line has grown to include other Rejoice products which have been packaged for exclusive use in selected healthcare markets.

    Quarter to quarter, the Company's sales can fluctuate with the introduction of a large retail or drugstore chain, with higher initial product requirements to stock store shelves. Additionally, gross margins can fluctuate based on the mix of sales to healthcare and retail products, as well as the type of products sold. Gross profit margins are also affected by the type of product sold as the Company sells down higher costed inventory produced in Canada. An increasing percentage of the Company's pant production is now being produced in Mexico, where Rejoice pants can be produced at a significant savings compared to Rejoice pants produced in Canada. Management anticipates that no additional pants will be produced in Canada once its current Canadian manufacturing contract expires.


RESULTS OF OPERATIONS

    Revenues decreased from $466,175 in the three month period ended September 30, 1996 (the "1996 Period") to $378,550 in the three month period ended September 30, 1997 (the "1997 Period"), a decrease of 19%. The decrease in revenues was primarily the result of a spike in sales during the 1996 Period from an initial order from a large 900-store chain. The Company did not ship any initial orders to large chains during the 1997 Period. Revenues increased from $894,643 for the six month period ended September 30, 1996 to $1,196,953 for the six month period ended September 30, 1997, an increase of 34%. The increase in revenues was attributable to the maintenance of pricing and increased volume levels achieved through securing re-orders with existing drug and retail chain customers, expanding into the healthcare market through hospital supply companies and other distributor relationships, and increasing the overall customer base.

    Cost of sales decreased from $601,835 in the 1996 Period to $266,691 in the 1997 Period, a decrease of 56%. Cost of sales decreased from $1,049,072 for the six month period ended September 30, 1996 to $652,162 for the six month period ended September 30, 1997, a decrease of 38%. The decrease for both periods was primarily a result of the introduction of retail pants produced by the Company's lower unit priced pant subcontractor in Mexico during the latter part of the Company's fiscal year ended March 31, 1997, the realization of a significant reduction in Canadian-based production staff and facility costs during the six months ended September 30, 1997, and a lower cost per liner obtained from the Company's liner subcontractor in the United States during the six month period ended September 30, 1997. The cost of sales for the 1997 Period was also impacted by the net sales decrease for this period compared with the 1996 Period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


RESULTS OF OPERATIONS, CONTINUED:

    Gross profit on sales increased from a loss of $(135,660) for the 1996 Period to $111,859 for the 1997 Period, an increase of 182%. Gross profit on sales increased from a loss of $(154,429) for the six months ended September 30, 1996 to $544,791 for the six months ended September 30, 1997, an increase of 453%. The improvement of gross profit margins in the 1997 Period and the six month period ended September 30, 1997 primarily reflected the lower unit priced pant produced in Mexico and the significant reduction in Canadian-based staff and facility costs. In addition, the Company paid a lower cost per liner from its liner subcontractor in the United States. Gross profit margins may fluctuate in the future depending on changes in the mix of products sold, the mix of sales by distribution channels and other factors such as the sale of inventory with lower gross profit margins.


OPERATING EXPENSES

    Total operating expenses decreased 6% from $844,235 in the 1996 Period to $790,302 in the 1997 Period. The decrease was primarily attributable to an increase in selling expenses offset by a decrease in general and administrative expenses. Total operating expenses increased 16% from $1,420,596 for the six month period ended September 30, 1996 to $1,642,997 for the six month period ended September 30, 1997. Total selling expenses increased 33% from $423,255 in the 1996 Period to $562,934 in the 1997 Period. Total selling expenses increased 48% from $752,063 for the six month period ended September 30, 1996 to $1,111,884 for the six month period ended September 30, 1997. The increase was primarily attributable to increased promotional expenses to support a larger retail customer base, absorption of certain set-up costs for new customers, as well as expenses associated with the Company's commencement of sales training and marketing activities with the Company's primary healthcare market distributor.


    General and administrative expenses decreased 47% from $395,690 for the 1996 Period to $209,904 for the 1997 Period. General and administrative expenses decreased 20% from $621,357 for the six month period ended September 30, 1996 to $499,371 for the six month period ended September 30, 1997. These decreases are primarily attributable to the consolidation of duplicate administrative functions in the Company's offices in Canada and the United States, resulting in a related reduction in administrative salaries, wages, and employee benefits, as well as in various expenses required to support the Canadian office including rent, telephone and office supplies. In addition, the Company utilized outside consulting and contract personnel during the 1996 Period, which were also eliminated with the consolidation of the Canadian and U.S. offices. Higher legal costs were also incurred during the 1996 Period in relation to various legal proceedings.


OTHER INCOME (EXPENSE), NET

    The Company generated $85,968 in interest income during the 1996 Period as compared to $24,149 in the 1997 Period. The Company generated $89,304 in interest income during the six month period ended September 30, 1996 as compared to $46,648 during the six month period ended September 30, 1997. The decrease in interest income is attributable to lower average deposit balances. Interest income was offset by interest expense of $44,907 during the 1996 Period as compared to $69,221 for the 1997 Period, and $90,307 for the six month period ended September 30, 1996 as compared to $221,376 the six month period ended September 30, 1997. The increase in interest expense related to the increase in short-term and long-term borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


REVERSE STOCK SPLITS

    In June 1997, the Company completed a one-for-six reverse stock split of its issued and outstanding common stock, and in October, 1997 the Company completed an additional one-for-four reverse stock split of its issued and outstanding common stock. These consolidated financial statements have been restated to reflect the reverse stock splits.


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

    In April 1997, the Company obtained a line of credit with Toronto Dominion Bank, which expires in May 1998, in the amount of Cdn. $1,750,000. Borrowings under the line of credit at September 30, 1997, net of deemed interest of $88,612, were $1,171,345. Borrowings bear interest at the Canadian prime rate plus .25% (5% at September 30, 1997) and are due on demand.

    In April 1997, Bradstone Equity Partners Inc., f/k/a H.J. Forest Products Inc. ("Bradstone"), guaranteed the aforementioned Cdn. $1.75 million credit facility for the Company from the Toronto Dominion Bank. In July 1997, the guarantee was increased by $1.25 million to an aggregate of $2.5 million. The guarantee is through April 1, 1998. The Company issued to the guarantor warrants to purchase 31,667 shares of the Company's Common Stock exercisable at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share until May 8, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount is being amortized to interest expense over the term of the line of credit.

    In May 1997, the Company borrowed $780,000 out of a total possible draw down of $1,250,000 under a note payable to Bradstone. Interest on the note is payable monthly at the Canadian prime rate plus 3% (7.75% at September 30, 1997). Principal is due in May 1998. The note is secured by a lien on substantially all of the Company's assets and by a pledge of all of the Company's common stock owned by William H.W. Atkinson and Susan A. Schreter, the Company's Chief Executive Offer and President, respectively.

    In July 1997, the remaining $470,000 under the note payable to Bradstone was received by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

    In September 1997, Bradstone agreed that if the Offering was not completed and the Company required capital for its operations, Bradstone would loan the Company up to an additional $1.25 million on the same terms and conditions as the May 1997 note, provided that if drawn down, a representative of Bradstone would be appointed to the Company's Board of Directors, among other conditions.

    In September 1997, the Company obtained from Toronto Dominion Bank an increase in its credit facility of Cdn. $1.75 million, bringing the total facility to Cdn. $3.5 million, under terms and conditions similar to the original loan, which aggregate credit facility is secured by the guarantee from Bradstone in the aggregate amount of Cdn. $3.5 million.

    In October 1997, Paulson Investment Company, Inc. ("Paulson"), one of the representatives of the underwriters of the Offering, loaned the Company $200,000. The loan is non-interest bearing and is to be repaid by the Company out of the net proceeds of the Offering; provided, however, if the Offering has not occurred on or before January 30, 1998, the Company must repay the loan within 30 days following Paulson's demand. In November 1997, Paulson loaned the Company an additional $350,000 under the same terms and conditions of the October 1997 loan.

    Substantially all of the Company's assets are pledged as collateral for its various indebtedness.

    As of September 30, 1997, the Company's principal sources of liquidity included cash of $218,929, net accounts receivable of $373,825, inventories of $2,879,747, and Cdn. $1,750,000 of available borrowing capacity under the lines of credit. The Company's operating activities used cash of $1,770,963 during the six month period ended September 30, 1997. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.


FORWARD LOOKING STATEMENTS

    This Form 10-QSB and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


FORWARD LOOKING STATEMENTS, CONTINUED:

    When used in the Filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries which constitute the customers of the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties with respect to management of growth, increases in sales, the competitive environment, hiring and retention of employees, pricing, new product introductions, product productivity, distribution channels, enforcement of intellectual property rights, possible volatility of stock price and general industry growth and economic conditions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

                                       PART II
                                  OTHER INFORMATION
Item 1. Legal Proceedings.

        The Company is subject to various claims and contingencies related to lawsuits, taxes and other matters arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

        In September 1997, the Company agreed with certain plaintiffs to settle their litigation in consideration of the payment by the Company of $25,000 on the earlier of the completion of the Offering or December 1, 1997, and the issuance to the plaintiffs of warrants to purchase an aggregate of 8,000 shares of the Company's common stock at an exercise price of Cdn. $5.04 per share, subject to Vancouver Stock Exchange ("VSE") approval. In October 1997, the VSE approved the settlement and the warrants were issued on October 22, 1997. The warrants expire on October 21, 1999.

Item 2. Changes in Securities.

        During the quarter ended September 30, 1997, the Company completed a one-for-four reverse stock split of its issued and outstanding common stock which was effected on October 20, 1997.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Company's 1997 Annual Meeting of Stockholders was held on August 25, 1997.

            The directors elected at the Meeting and the number of votes cast were as follows:

                                                   For       Against    Withheld
                                                   ---       -------    --------
                 William H.W. Atkinson          2,187,436       -            167
                 Susan A. Schreter              2,187,436       -            167
                 Michael M. Fleming             2,187,436       -            167
                 Anthony A. Cetrone             2,187,436       -            167
                 Paul Stanton                   2,186,603       -          1,000
                 Herbert Sohn                   2,187,603       -            -

            All of the directors elected at the Meeting had previously served as directors of the Company.

            Other matters voted upon at the Meeting and the number of votes cast were as follows:

                                                                                 For       Against    Withheld
                                                                                 ---       -------    --------

            Appointment of KPMG Peat Marwick as Auditors of the Company      2,187,103        -         500
            Authorization of Directors to fix Auditor's remuneration         2,171,353     16,250        -
            Approval and ratification of incentive stock options             2,166,602     21,001        -
            Approval of 1996 Stock Option Plan                               2,164,268     23,335        -


            The foregoing matters are described in detail in the Company's proxy statement dated June 20, 1997 for the 1997 Annual Meeting of Stockholders.

        (b) During the quarter ended September 30, 1997, the stockholders approved a one-for-four reverse stock split of the Company's issued and outstanding common stock, which was effected on October 20, 1997.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits:
                        27.1 - - Financial Data Schedule

        (b)   Reports on Form 8-K:

              On October 23, 1997, the Company filed a Form 8-K relating to the one-for-four reverse stock split of the issued and outstanding shares of the Company's common stock.

                                      SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                             CARING PRODUCTS INTERNATIONAL, INC.
                                       (REGISTRANT)


DATE:   NOVEMBER 19, 1997       BY:   /s/ William H.W. Atkinson
                                      --------------------------------------
                                       WILLIAM H.W. ATKINSON
                                       CHAIRMAN OF THE BOARD AND CHIEF
                                       EXECUTIVE OFFICER