Form 10QSB
period 1997-12-31
CARING PRODUCTS INTERNATIONAL INC
filed 1998-02-17
CIK 1001111

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB
Mark one

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

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

(206) 282-6040
--------------
(Issuer's telephone number, including area code)


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


Not applicable.

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 1998, the Registrant had 2,781,343 shares of Common Stock outstanding.

Traditional Small Business Disclosure Format (check one):

               Yes     /X/             No      / /

     CARING PRODUCTS INTERNATIONAL, INC.


                              FORM 10-QSB
                 For The Quarter Ended December 31, 1997


                                                                       PAGE
                    INDEX                                             NUMBER

PART I    FINANCIAL INFORMATION                                         3

Item 1    Financial Statements.                                         3

          Consolidated Balance Sheet as of December 31, 1997            3
          Consolidated Statements of Operations
           For each of the three and nine month periods ended
           December 31, 1996 and 1997                                   4
          Consolidated Statement of Stockholders' Equity
           For the nine month period ended December 31, 1997            5
          Consolidated Statements of Cash Flows
           For each of the nine month periods ended
           December 31, 1996 and 1997                                   6
          Notes to Consolidated Financial Statements                    7

Item 2    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.              11

PART II   OTHER INFORMATION


Item 1    Legal Proceedings.                                           16
Item 2    Changes in Securities                                        16
Item 3    Defaults Upon Senior Securities                              16
Item 4    Submission of Matters to a Vote of Security Holders          16
Item 5    Other Information                                            16
Item 6    Exhibits and Reports on Form 8-K                             16

                                PART I
                        FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS

                  CARING PRODUCTS INTERNATIONAL, INC.
                           AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997
                               UNAUDITED

                                                                  December 31,
                                                                     1997
                       ASSETS                                     ------------
Current assets:
Cash                                                              $  4,176,408
Accounts receivable, less allowance for doubtful
   accounts of $49,499 at December 31, 1997                            216,625
Inventories                                                          2,806,453
Prepaid expenses                                                         8,567
                       ASSETS                                     ------------

          Total current assets                                       7,208,053

Equipment, net                                                         223,160
Intangible assets, net                                                 209,812
Other assets                                                            23,795
                       ASSETS                                     ------------

          Total assets                                            $  7,664,820
                                                                  -------------
                                                                  -------------


          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                  $    454,712
Accrued liabilities                                                     82,506
Current portion of lease obligations                                     8,770
                       ASSETS                                     ------------
          Total current liabilities                                    545,988

Lease obligations, less current portion                                 12,116
                       ASSETS                                     ------------

          Total liabilities                                            558,104

Stockholders' equity:
   Preferred stock, no shares outstanding                                 -
   Common stock, 2,781,343 shares outstanding
      at December 31, 1997                                              27,814
   Additional paid-in capital                                       19,703,089
   Accumulated deficit                                             (12,624,187)
                       ASSETS                                     ------------

          Total stockholders' equity                                 7,106,716
                       ASSETS                                     ------------

          Total liabilities and stockholders' equity              $  7,664,820
                       ASSETS                                     ------------
                       ASSETS                                     ------------

See accompanying notes to consolidated financial statements.

                   CARING PRODUCTS INTERNATIONAL, INC.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1997
                             UNAUDITED

                                                    Nine-month periods               Three-month periods
                                                     ended December 31                ended December 31
                                                    ------------------               -------------------
                                                   1996            1997             1996              1997
                                                   ----            ----             ----              ----
Revenues                                      $  1,403,822     $  1,442,929       $  509,179       $  245,976

Cost of sales                                    1,386,383          804,083          337,311          151,921
                                              ------------     ------------       ----------      -----------

Gross profit/(loss)                                 17,439          638,846          171,868           94,055

Operating expenses:
   Selling                                       1,130,515        1,546,564          378,452          434,680
   General and administrative                    1,085,630          868,416          464,273          369,045
   Amortization and depreciation                    68,969           47,556           21,793           15,814
                                              ------------     ------------       ----------      -----------

          Total operating expenses               2,285,114        2,462,536          864,518          819,539
                                              ------------     ------------       ----------      -----------

          Loss from operations                  (2,267,675)      (1,823,690)        (692,650)        (725,484)

Other income (expense):
   Interest income                                 190,561           54,569          101,257            7,921
   Interest expense                               (134,644)        (386,210)         (44,337)        (164,834)
   Other, net                                       87,343          162,307          106,220          233,218
                                              ------------     ------------       ----------      -----------
                                                   143,260         (169,334)         163,140           76,305
                                              ------------     ------------       ----------      -----------

Net loss                                      $ (2,124,415)    $ (1,993,024)      $ (529,510)     $  (649,179)
                                              ------------     ------------       ----------      -----------
                                              ------------     ------------       ----------      -----------

Net loss per common share                     $      (2.13)    $      (1.49)      $    (0.55)     $     (0.49)

Weighted average common shares and common
   equivalent shares outstanding                   999,255        1,335,691          967,440        1,335,691



See accompanying notes to consolidated financial statements

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  NINE-MONTH PERIOD ENDED DECEMBER 31, 1997
                                  UNAUDITED


                                                                            Additional                            Total
                                                          Common Stock       paid-in       Accumulated         Stockholders'
                                               Shares        Amount          capital         Deficit              Equity
                                               ------     ------------      ----------     -----------         -------------
Balance at March 31, 1997                     1,031,343    $  10,314     $  12,716,051     $  (10,631,163)     $ 2,095,202

Fair value of warrants issued with line
of credit guarantee                                                            163,592                             163,592

Net proceeds from Offering                    1,750,000       17,500         6,823,446                           6,840,946

Net loss                                                                                       (1,993,024)      (1,993,024)

--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  2,781,343    $  27,814     $  19,703,089     $  (12,624,187)     $ 7,106,716
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                        December 31, 1997
                     -----------------------
                     Preferred        Common
                       stock           stock
                       -----           -----
Par value           $     0.01      $      0.01
Authorized           1,000,000       75,000,000
Issued                   -            2,781,343
Outstanding              -            2,781,343

See accompanying notes to consolidated financial statements

                     CARING PRODUCTS INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1997
                                  UNAUDITED

                                                                           Nine-month periods
                                                                            ended December 31
                                                                           ------------------
                                                                         1996               1997
                                                                         ----               ----
Cash flows from operating activities:
Net loss                                                           $  (2,124,415)       $  (1,993,024)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Amortization and depreciation                                       90,823               77,459
      Deemed interest                                                          0              163,592
      Gain on sale of fixed asset                                              0               (1,311)
      Change in operating assets and liabilities:
           Decrease (increase) in accounts receivable                     11,219              408,460
           Decrease (increase) in inventories                           (203,195)            (373,870)
           Decrease in prepaid expenses                                   96,338               10,474
           Increase in other assets                                            0              (14,860)
           Decrease in accounts payable                                   60,016             (999,249)
           Decrease in accrued liabilities                               (38,341)             (54,586)
                                                                    ------------        -------------
Net cash used in operating activities                                 (2,107,555)          (2,776,915)
                                                                    ------------        -------------

Cash flows from investing activities:
      Purchase of capital assets                                        (137,097)             (20,782)
      Proceeds from sale of fixed asset                                        0                1,311
                                                                    ------------        -------------
Net cash used in investing activities                                   (137,097)             (19,471)
                                                                    ------------        -------------

Cash flows from financing activities:
      Proceeds from issuance of common stock and capital
         contributions                                                 1,508,684            7,822,051
      Decrease (increase) in restricted cash, net                          4,823            2,694,671
      Proceeds from lines of credit                                    2,500,000                    0
      Repayment of lines of credit                                             0           (2,500,000)
      Repayment of long term debt                                         (9,344)             (17,611)
      Proceeds from long term debt                                             0                    0
      Proceeds from notes payable to related parties                           0            1,994,650
      Repayment of notes payable to related parties                   (2,500,000)          (2,565,950)
      Repayment of lease obligations                                      (9,194)             (17,028)
      Increase in deferred financing costs                                     0             (556,562)
                                                                    ------------        -------------
Net cash provided by financing activities                              1,494,969            6,854,221
                                                                    ------------        -------------

Increase (decrease) in cash                                             (749,683)           4,057,835
Cash at beginning of period                                            1,082,419              118,573
                                                                    ------------        -------------
Cash at end of period                                               $    332,736        $   4,176,408
                                                                    ------------        -------------
                                                                    ------------        -------------

Supplemental disclosure of cash flow
   information - cash paid during the period for interest           $     53,627        $     401,085

Supplemental schedule of noncash investing and financing
   activities:
      Capital expenditures included in accounts payable at end
         of period                                                        68,849                    0
      Deferred offering costs included in accounts payable at
         end of period                                                         0              424,543


See accompanying notes to consolidated financial statements

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            NINE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1997

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

(3)  LIQUIDITY

     The Company has experienced net losses since its inception and has an accumulated deficit of $12,624,187 at December 31, 1997.

     On December 15, 1997, the Company completed a public offering ("the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from the Offering were $6,840,946, net of deferred financing costs.

     All of the Company's outstanding debt was repaid in December 1997 with proceeds from the Offering.

     In April 1997, the Company obtained a line of credit with Toronto Dominion Bank in the amount of Cdn. $1,750,000. Borrowings bore interest at the Canadian prime rate plus .25%. The Company issued to the guarantor Bradstone Equity Partners, Inc., f/k/a H.J. Forest Products, Inc. ("Bradstone") warrants to purchase 31,667 shares of the Company's Common Stock. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount was being amortized to interest expense over the term of the line of credit.

     The Company repaid borrowings under the line of credit in December 1997, which were $1,252,715, net of deemed interest of $163,592.

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED:
             NINE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1997


(3)  LIQUIDITY, CONTINUED:

     In May and July 1997, the Company borrowed a total of $1,250,000 under a note payable to Bradstone. Interest on the note was payable monthly at the Canadian prime rate plus 3%.

     In December 1997, the note payable to Bradstone was repaid, including accrued interest of $65,983.

     In October and November 1997, Paulson Investment Company, Inc. ("Paulson"), one of the representatives of the underwriters of the Offering, loaned the Company a total of $550,000. The loans were non-interest bearing and were to be repaid by the Company out of the net proceeds of the Offering. The Company repaid these loans in December 1997.

     As of December 31, 1997, the Company's principal sources of liquidity included cash of $4,176,408, net accounts receivable of $216,625, and inventories of $2,806,453. The Company's operating activities used cash of $2,776,915 during the nine month period ended December 31, 1997. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED:
           NINE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1997


(4)  CONCENTRATION OF RISK

     The Company maintains cash equivalents with various financial institutions located in the United States ("U.S.") and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

     The Company sells its products to various customers located in the U.S. and Canada. The Company performs ongoing credit evaluations of its customer's financial condition, and generally requires no collateral as security against accounts receivables. Revenues from Canadian customers represented approximately 30% for the nine month period ended December 31, 1996 and 5% for the three month period ended December 31, 1996. Revenues from Canadian customers for the nine and three month periods ended December 31, 1997 were 9% and 5% of total sales, respectively.

     Approximately 52% of revenues were from one customer for the nine month period ended December 31, 1997 representing a 2,000 store initial roll-out, and approximately 42% of revenues were from three customers for the nine month period ended December 31, 1996. During the three month period ended December 31, 1997, approximately 36% of revenues were from three customers and approximately 67% of revenues were from three customers for the three month period ended December 31, 1996.

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

(5)  DEFERRED FINANCING COSTS

     Costs relating to the Offering were deferred until the proceeds were received by the Company on December 15, 1997, at which time they were charged against the proceeds.

(6)  INVENTORIES

     As of December 31, 1997, inventories consisted of the following:

     Finished goods                     $ 2,544,963
     Raw materials                          226,922
     Packaging                               34,568
                                        -----------
                                        $ 2,806,453
                                        -----------
                                        -----------

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED:
            NINE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1997


(7)  LITIGATION

     The Company is subject to various claims and contingencies related to lawsuits, taxes and other matters arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     In September 1997, the Company agreed with certain plaintiffs to settle their litigation in consideration of the payment by the Company of $25,000 on the earlier of the completion of the Offering or December 1, 1997, and the issuance to the plaintiffs of warrants to purchase an aggregate of 8,000 shares of the Company's common stock at an exercise price of Cdn. $5.04 per share, subject to Vancouver Stock Exchange ("VSE") approval. In October 1997, the VSE approved the settlement and the warrants were issued on October 22, 1997. The warrants expire on October 21, 1999. The payment of $25,000 was made in December 1997.

     In March 1996, the Company's Canadian pant subcontractor, LeGenereux Clothing Company, Ltd. ("LeGenereux"), filed a lawsuit against the Company claiming breach of its pant assembly agreement and claiming liquidated damages in the amount of $913,607. In November 1997, the Company was advised by LeGenereux that it had dropped its lawsuit against the Company. No financial consideration was given to LeGenereux as part of the settlement. LeGenereux returned raw materials provided by the Company and no penalty was charged against LeGenereux for its failure to assemble the remaining pants under the terms of the assembly agreement. All returned raw materials have been sent to the Company's Mexico-based subcontractor for assembly.

(8)  REVERSE STOCK SPLITS

     In June 1997, the Company completed a one-for-six reverse stock split of its issued and outstanding common stock. In October 1997, the Company completed an additional one-for-four reverse stock split of its issued and outstanding common stock. These consolidated financial statements have been restated to reflect the reverse stock splits.

(9)  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.
     This statement is effective for financial statements issued for periods ending December 15, 1997, including interim periods, and requires dual presentation of basic and diluted earnings per share on the face of the income statement.

     In accordance with SFAS No. 128, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. SFAS No. 128 also states that although including those potential common shares in the other diluted per-share computations may be dilutive to their comparable basic per-share amounts, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists, even if the entity reports net income.

     Due to the net loss position of the Company, only the net loss per common share is presented on the face of the consolidated statements of operations for the three and nine-month periods ended December 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     Caring Products International, Inc. (the "Company") has designed and markets a line of proprietary urinary incontinence products that are sold under the Rejoice brand name in the United States and Canada.

     Historically, the Company's customer base has consisted primarily of drug store chains and retail stores. The Company is now beginning to enter certain healthcare markets through hospital supply companies and other distributor relationships.

     Quarter to quarter, the Company's sales can fluctuate with the introduction of a large retail or drugstore chain, with higher initial product requirements to stock store shelves. Additionally, gross margins can fluctuate based on the mix of sales to healthcare and retail products, as well as the type of products sold. Gross profit margins are also affected by the type of product sold as the Company sells down higher costed inventory produced in Canada. All of the Company's pants are now being produced in Mexico, where Rejoice pants can be produced at a significant savings compared to Rejoice pants which had been produced in Canada.

RESULTS OF OPERATIONS

     Revenues increased from $1,403,822 for the nine month period ended December 31, 1996 to $1,442,929 for the nine month period ended December 31, 1997, an increase of 3%. Revenues decreased from $509,179 in the three month period ended December 31, 1996 (the "1996 Period") to $245,976 in the three month period ended December 31, 1997 (the "1997 period"), a decrease of 52%. The decrease in revenues during the 1997 Period was primarily the result of a spike in sales during the 1996 Period from initial orders from two drug store chains and a healthcare distributor. The Company did not ship any initial orders to large chains or healthcare distributors during the 1997 Period. The increase in revenues during the nine month period ended December 31, 1997 compared to the nine month period ended December 31, 1996 was primarily attributable to new account roll-outs and the maintenance of pricing and volume levels with existing customers. Re-order activity was significantly affected by lack of cash available for advertising.

     Cost of sales decreased from $1,386,383 for the nine month period ended December 31, 1996 to $804,083 for the nine month period ended December 31, 1997, a decrease of 42%. Cost of sales decreased from $337,311 in the 1996 Period to $151,921 in the 1997 Period, a decrease of 55%. The decrease for both periods was primarily the result of the introduction of retail pants produced by the Company's lower unit priced pant subcontractor in Mexico during the latter part of the Company's fiscal year ended March 31, 1997, the realization of a significant reduction in Canadian-based production staff and facility costs during the nine months ended December 31, 1997, and a lower cost per liner obtained from the Company's liner subcontractor in the United States during the nine month period ended December 31, 1997. The cost of sales for the 1997 Period was also impacted by the net sales decrease for this period compared with the 1996 Period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

RESULTS OF OPERATIONS, CONTINUED:

     Gross profit on sales increased from $17,439 for the nine months ended December 31, 1996 to $638,846 for the nine months ended December 31, 1997, an increase of 3,563%. The improvement of gross profit margins for the nine month period ended December 31, 1997 primarily reflected the lower unit priced pant produced in Mexico and the significant reduction in Canadian-based staff and facility costs. In addition, the Company paid a lower cost per liner from its liner subcontractor in the United States. Gross profit on sales decreased from $171,868 for the 1996 Period to $94,055 for the 1997 Period, a decrease of 45%. The decrease in gross profit margin in the 1997 Period compared to the 1996 Period was primarily attributable to the product mix between healthcare and retail and lower sales in the 1997 period. Gross profit margins may fluctuate in the future depending on changes in the mix of products sold, the mix of sales by distribution channels and other factors such as the sale of inventory with lower gross profit margins

OPERATING EXPENSES

     Total operating expenses decreased 5% from $864,518 in the 1996 Period to $819,539 in the 1997 Period. The decrease was primarily attributable to an increase in selling expenses offset by a decrease in general and administrative expenses. Total operating expenses increased 8% from $2,285,114 for the nine month period ended December 31, 1996 to $2,462,536 for the nine month period ended December 31, 1997. Total selling expenses increased 15% from $378,452 in the 1996 Period to $434,680 in the 1997 Period, and 37% from $1,130,515 for the nine month period ended December 31, 1996 to $1,546,564 for the nine month period ended December 31, 1997. The increase was primarily attributable to increased promotional expenses to support large retail customers, absorption of certain set-up costs for new customers, as well as expenses associated with the Company's commencement of sales training and initial market testing activities within the healthcare market.

     General and administrative expenses decreased 21% from $464,273 for the 1996 Period to $369,045 for the 1997 Period. General and administrative expenses decreased 20% from $1,085,630 for the nine month period ended December 31, 1996 to $868,416 for the nine month period ended December 31, 1997. These decreases are primarily attributable to the consolidation of duplicate administrative functions in the Company's offices in Canada and the United States, resulting in a related reduction in administrative salaries, wages, and employee benefits, as well as in various expenses required to support the Canadian office including rent, telephone and office supplies. In addition, the Company utilized outside consulting and contract personnel during the 1996 Period, which were also eliminated with the consolidation of the Canadian and U.S. offices.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

OTHER INCOME (EXPENSE), NET

     The Company generated $101,257 in interest income during the 1996 Period as compared to $7,921 in the 1997 Period. The Company generated $190,561 in interest income during the nine month period ended December 31, 1996 as compared to $54,569 during the nine month period ended December 31, 1997. The decrease in interest income is attributable to lower average deposit balances. Interest income was offset by interest expense of $44,337 during the 1996 Period as compared to $164,834 for the 1997 Period, and $134,644 for the nine month period ended December 31, 1996 as compared to $386,210 for the nine month period ended December 31, 1997. The increase in interest expense related to the increase in short-term and long-term borrowings, as well as the recognition of the unamortized deemed interest as expense upon the repayment of borrowings under the Company's line of credit in December 1997.

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

     On December 15, 1997, the Company completed a public offering ("the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from the Offering were $6,840,946, net of deferred financing costs.

     All of the Company's outstanding debt was repaid in December 1997 with proceeds from the Offering.

     In April 1997, the Company obtained a line of credit with Toronto Dominion Bank in the amount of Cdn. $1,750,000. Borrowings bore interest at the Canadian prime rate plus .25%. The Company issued to the guarantor Bradstone Equity Partners, Inc., f/k/a H.J. Forest Products, Inc. ("Bradstone") warrants to purchase 31,667 shares of the Company's Common Stock. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount was being amortized to interest expense over the term of the line of credit.

     The Company repaid borrowings under the line of credit in December 1997, which were $1,252,715, net of deemed interest of $163,592.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

     In May and July 1997, the Company borrowed a total of $1,250,000 under a note payable to Bradstone. Interest on the note was payable monthly at the Canadian prime rate plus 3%.

     In December 1997, the note payable to Bradstone was repaid, including accrued interest of $65,983.

     In October and November 1997, Paulson Investment Company, Inc. ("Paulson"), one of the representatives of the underwriters of the Offering, loaned the Company a total of $550,000. The loans were non-interest bearing and were to be repaid by the Company out of the net proceeds of the Offering. The Company repaid these loans in December 1997.

     As of December 31, 1997, the Company's principal sources of liquidity included cash of $4,176,408, net accounts receivable of $216,625, and inventories of $2,806,453. The Company's operating activities used cash of $2,776,915 during the nine month period ended December 31, 1997. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.

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

         In September 1997, the Company agreed with certain plaintiffs to settle their litigation in consideration of the payment by the Company of $25,000 on the earlier of the completion of the Offering or December 1, 1997, and the issuance to the plaintiffs of warrants to purchase an aggregate of 8,000 shares of the Company's common stock at an exercise price of Cdn. $5.04 per share, subject to Vancouver Stock Exchange ("VSE") approval. In October 1997, the VSE approved the settlement and the warrants were issued on October 22, 1997. The warrants expire on October 21, 1999. The payment of $25,000 was made in December 1997.

         In March 1996, the Company's Canadian pant subcontractor, LeGenereux Clothing Company, Ltd. ("LeGenereux"), filed a lawsuit against the Company claiming breach of its pant assembly agreement and claiming liquidated damages in the amount of $913,607. In November 1997, the Company was advised by LeGenereux that it had dropped its lawsuit against the Company. No financial consideration was given to LeGenereux as part of the settlement. LeGenereux returned raw materials provided by the Company and no penalty was charged against LeGenereux for its failure to assemble the remaining pants under the terms of the assembly agreement. All returned raw materials have been sent to the Company's Mexico-based subcontractor for assembly.

Item 2.  Changes in Securities.

         During the quarter ended December 31, 1997, the Company completed a one-for-four reverse stock split of its issued and outstanding common stock which was effected on October 20, 1997.

         On December 15, 1997, the Company completed a public offering, consisting of 1,750,000 units which are exercisable for one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
                    27.1 - - Financial Data Schedule

          (b)  Reports on Form 8-K:

                    None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       CARING PRODUCTS INTERNATIONAL, INC.
                                                  (REGISTRANT)


DATE:  FEBRUARY 17, 1998               BY: /S/ SUSAN A. SCHRETER
                                           -------------------------
                                                 SUSAN A. SCHRETER
                                                 PRESIDENT