Form 10KSB40
period 1998-03-31
CARING PRODUCTS INTERNATIONAL INC
filed 1998-07-13
CIK 1001111

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
-------------------------------------------------------------------------------
                                FORM 10-KSB

(Mark One)
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                      OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

                    Commission file number   33-96882-LA
                                             -----------

                      CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                         -----------------------------


          DELAWARE                                     98-0134875
(State or other jurisdiction of              (IRS Employer Identification No.)

                         -----------------------------

          200 FIRST AVENUE WEST, SUITE 200, SEATTLE, WASHINGTON 98119
                    (Address of principal executive offices)

                                (206) 282-6040
                  (Issuer's telephone number, including area code)

                         -----------------------------

     Securities registered under Section 12(b) of the Exchange Act:    None.

     Securities registered under Section 12(g) of the Exchange Act:
          Common Stock, $.01 par value
          Warrants to purchase common stock.

Check whether the issuer:     (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. /X/

     State issuer's revenue for its most recent fiscal year.  $ 1,973,063.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,393,138.
                   ----------

                     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                             DURING THE PAST FIVE YEARS

     Not applicable.

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 10, 1998: 2,781,343 shares of common stock, $.01 par value (the "Common Stock").

     Transitional Small Business Disclosure Format (check one):
                 Yes ___       No _X_


                        DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain exhibits                  Included in prior filings made
Listed in response to Item 13(a)             under the Securities Act of 1933.

                                    PART I
                                    ------

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     Caring Products International, Inc. and its subsidiaries (collectively, the "Company" or "CPI") has designed and markets a line of proprietary urinary incontinence products with disposable liners which are sold under the Rejoice name. These products provide a practical, convenient and cost effective solution to the special needs of incontinent adults and children over the age of four. All of the Company's products incorporate a two-piece incontinence management system consisting of a reusable light-weight cotton pant specifically designed to look and feel like conventional underwear and a disposable, highly absorbent liner.

     In order to focus more of its resources on marketing its products, the Company subcontracts the manufacture of its pants and liners, as well as the conversion, storage and delivery (fulfillment) services necessary to bring the products to market. The Company's primary sales efforts are dedicated to expanding distribution of the Rejoice adult and children's incontinence product line in the United States and entering international markets. The Company's marketing efforts are designed to capitalize upon niche market opportunities in the retail and healthcare incontinence product markets.

CORPORATE HISTORY

     The Company, Caring Products International, Inc., a Delaware corporation, resulted from a series of corporate reorganizations and related transactions, as follows:

     First West Canada Capital Corporation ("FWCC") was originally incorporated under the laws of the Province of British Columbia on December 6, 1984. On December 20, 1993, FWCC renounced its original jurisdiction of incorporation and became a Wyoming corporation. On December 23, 1993, FWCC merged into FWCC Merger Corp., a wholly owned subsidiary of FWCC, which was incorporated in the State of Delaware on December 7, 1993. Prior to the merger, which effected the reincorporating of FWCC as a Delaware corporation, FWCC was an inactive corporation whose shares were listed for trading on the VSE.

     On November 4, 1992, Caring Products International, Inc. was incorporated under the laws of the State of Delaware ("Old Caring Products"). On December 30, 1993, Old Caring Products merged with and into FWCC Merger Corp., and FWCC Merger Corp. became the surviving corporation. In connection with this merger, the then existing officers and directors of FWCC Merger Corp. resigned, the then existing officers and directors of Old Caring Products became the officers and directors of FWCC Merger Corp. and the name of the surviving entity was changed to Caring Products International, Inc.

     Caring Products Industries, Ltd., a British Columbia corporation, is a wholly owned subsidiary of Caring Products International, Inc. and until March 1996 principally engaged in pant production activities. C.P. International, Inc., a Delaware corporation, is also a wholly owned subsidiary of Caring Products International, Inc., and its principal business is the sale and marketing of the Company's products. The term, the "Company" as used herein, refers to the surviving entity in the merger, Caring Products International, Inc. and its wholly owned subsidiaries, Caring Products Industries, Ltd. and C.P. International, Inc.

     Unless otherwise indicated, all share and per share data contained herein gives effect to a one-for-six reverse stock split and a one-for-four reverse stock split (the "Reverse Stock Splits") of the Company's Common Stock effected on June 16, 1997 and October 20, 1997, respectively.

PRODUCTS

     The Company has designed and is marketing a line of adult and children's incontinence products that it believes offers to those who suffer from light and moderate incontinence a highly effective, more dignified and less costly alternative to their traditional options, such as bulky disposable diapers, belted undergarments or guards. By enabling incontinence sufferers to wear a fashionably-styled pair of underwear specifically designed to accommodate a highly absorbent, disposable liner, the Company believes its products give incontinence sufferers the ability to engage in many activities that would otherwise be difficult or impossible for them to undertake. The competing incontinence products designed for individuals with light bladder control problems are similar to many feminine hygiene products, which can be bulky and do not prevent side seepage when a person is moving or sitting down. The Company has not designed products for the incontinence sufferer, usually bedridden individuals, who require products for heavier bladder control and protection for bed linen.

     The Company believes that the daily cost of using Rejoice incontinence products is significantly less than the cost of using competing brand name disposable diapers, belted undergarments and guards. The Company's products incorporate a two-piece incontinence management system which includes a reusable light-weight cotton pant specifically designed to look and feel like conventional underwear and a disposable, highly absorbent, thin liner. The liner fits securely into a patented channel in each pant which the Company believes provides reliable protection against side seepage even when the wearer is moving or sitting down. The Company's pants are manufactured in a pull-on style and are available in men's, women's, boy's and girl's sizes.

     The Company believes that the performance of its two-piece incontinence management system with the proprietary channel design and high absorbency characteristics of its disposable liner is significantly better than other incontinence products. The Company believes that its channel technology and superabsorbent polymer liner offer the following advantages:

     PANT CHANNEL TECHNOLOGY. The Company's proprietary pant design, with a built-in fabric channel or "Safety Splash Guard" at the crotch of each pant, is designed to hold the liner in place. In addition, the channel may contain some excess fluid prior to absorption by the disposable liner especially when the wearer is walking or sitting. The channel is made of a fluid-resistant fabric that is heat sealed at the seams, not simply stitched, to help protect against leakage. In November 1994, the Company was issued a United States patent for its channel design. See "Patents, Trademarks and Proprietary Rights."

     SUPERABSORBENT POLYMER LINER. The other component of the Company's two-piece incontinence management system is a highly absorbent disposable liner. The raw material for the liner is supplied under an agreement, which expires in August 2003 and is exclusive with respect to the supply of liners for a two-piece pant and liner system. The liner contains airlaid non-woven paper throughout, with thermally bonded superabsorbent polymers ("SAPs") that have been dispersed to increase product strength, absorbency and surface dryness. The thermal bonding of the SAPs keeps the liner from bunching and crimping when the liner is wet, which allows the entire liner (not just the surface like most incontinence products that use SAPs) to retain its shape over longer periods of time, benefiting individuals who may not be able to change frequently.
The SAPs used in the liner are designed to contain moisture within the liner even when pressure is applied from sitting for long periods. This superabsorbent design feature assists in the reduction of moisture, allowing the wearer to maintain a higher degree of dryness and comfort while reducing the potential for diaper rash and odor. In addition to the liners' absorbency features, the Company's liners are substantially smaller in size than conventional disposable diapers used for urinary incontinence.

     The Company currently offers for sale the following Rejoice products specifically designed for the adult and children's incontinence markets:

     REJOICE. Rejoice, the Company's principal product, is a men's and women's pull-on pant with an 11-inch disposable liner. Rejoice pants have been designed to look and feel like conventional underwear. Rejoice is targeted for more active people presently using a full-sized disposable diaper, belted undergarment or guard in a consumer outpatient setting. Other users of Rejoice include patients within a home healthcare or outpatient rehabilitation setting, disabled individuals, especially people using wheelchairs, individuals with disease-related incontinence and individuals recovering from a stroke or who have serious arthritis and cannot manage a disposable diaper or standard pull-on underwear by themselves. Rejoice is available in several discreet, non-bulky pull-on cotton pant sizes and complementary liner that are easy to change and offer enhanced leg mobility while providing leak protection to people with disabilities.

     REJOICE EXTRACARE.   Rejoice ExtraCare is an 18-inch disposable liner
product designed as an enhancement for disposable or reusable diaper products worn by bedridden patients. Rejoice ExtraCare can be used as a substitute for other diaper enhancement products such as disposable bed sheets or "chux".

     REJOICE FOR CHILDREN. Rejoice for Children is a line of pant products for older children with incontinence due to disease, birth defects or enurisis. Each Rejoice for Children pant, in either boys' or girls' sizes, is designed to accommodate either Rejoice 11-inch or the Rejoice ExtraCare 18-inch liner. Historically, parents of these older children with specialized needs have purchased smaller-sized adult diapers, reusable training pant products, disposable bed sheets, plastic underpads for protection or have used baby diapers to be placed inside a plastic pant.

OTHER PRODUCTS

     The Company has developed a toddler toilet training product which incorporates the Company's two-piece incontinence system. The product was designed for boys and girls aged 18 months to four years to ease the transition from diapers to conventional underwear. The Company believes that the commercialization of its toilet training products will require the expenditure of greater resources for marketing and advertising than its Rejoice products because of the highly competitive nature of the market. Accordingly, the Company is seeking a licensing or joint venture partner or partners to assist in bringing this product line to the national and international retail markets. There is no assurance that the Company will be able to locate a suitable partner or that this product line will be successfully brought to market.

SALES AND MARKETING

     The Company's marketing efforts for the Rejoice products are focused both in the retail and the healthcare markets. The Company has developed and is implementing different marketing strategies for the retail and healthcare segments of its business. For the retail side of the Company's operations, the Company has organized a nationwide network of brokers or manufacturers' representatives who assist in securing meetings with buyers and monitor store placement and sale activity. With regard to certain healthcare markets in the United States, the Company has packaged its basic Rejoice pant and liner product into a more suitable package for healthcare market distribution through hospital supply companies and drug wholesalers.

     RETAIL MARKET. The Company has focused on sales to the ultimate end-user or the consumer who purchases incontinence products for a family member. To gain market share in the growing outpatient consumer market, the Company is concentrating on establishing, through its nationwide network of brokers and manufacturer representatives, distribution relationships with drug store chains, grocery store chains which offer pharmacy services and retail chains. In addition, the Company seeks to establish direct distribution through various catalog companies, drug wholesalers and independent pharmacies. The Company also has arrangements with several mail order suppliers of healthcare products to service home consumers who call the Company for immediate product delivery because they live too far away from retail or drug stores that sell Rejoice or are homebound.

     The Company began selling Rejoice in retail locations in the United States in September 1995, and the product is now available in several drug chains, independent pharmacies, and surgical supply stores including Walgreens, SAV-ON, OSCO, K&B-Rite Aid, Thrifty-Pay Less (renamed Rite Aid), Long's Drug Stores, Bartell's, Genovese, Hills and others. As is customary in the industry, the Company does not have any supply agreements with any of such stores. There is no assurance that the number of retail accounts will be maintained or continue to grow or that Rejoice will gain long-term market acceptance in the varied retail markets, which are very competitive. Consolidation of drug store chains, which has happened in the past, could result in the Company having a small number of customers that, on an individual basis, account for a significant percentage of the Company's revenues, the loss of any of which could have a material adverse effect on the Company.

     The Company intends to continue to aggressively try to appeal to home consumers with light and moderate incontinence. The Company is also targeting individuals recovering from surgery, with neurological diseases, women with interstitial cystitis and other chronic bladder infections, and individuals with spinal injuries. These individuals are likely to have permanent rather than temporary incontinence problems and require greater daily usage of liners than individuals with very light or light incontinence.

     The Company is seeking to educate the home consumer through public relations, print and radio advertising, free liner samples and literature programs, pharmacist education programs, attendance at consumer-based trade shows and referrals from medical professionals.

     HEALTHCARE MARKETS. The primary market for healthcare sales of incontinence products is to inpatient and outpatient hospital facilities, rehabilitation facilities, home healthcare providers, nursing homes, hospice centers and surgical supply stores. The Company's marketing strategy for the healthcare market is to sell its products through hospital distribution companies, home healthcare companies, medical/surgical suppliers and distributors, durable medical equipment ("DME") suppliers and hospital buying groups.

     The Company is targeting healthcare accounts, which serve patients during recovery and rehabilitation. Rejoice is being positioned as a more dignified, comfortable product, which does not restrict or discourage patient movement or participation during physical therapy.

     The Company is marketing various Rejoice products to healthcare markets through trade show participation, direct mail of product information to physicians' offices and healthcare buyers, the marketing support of the Company's medical advisory board and public relations activities. To date, sales to the healthcare market have not been material. There is no assurance that the Rejoice products will gain acceptance in the varied healthcare markets, which are very competitive.

     MARKETING PROGRAMS. The Company expects to devote funds to advertising and educating members of the medical community and home consumers about the product advantages of Rejoice. The marketing activities are expected to include, but not be limited to, providing direct mail product information when requested by urologists, gynecologists, gerontologists and home healthcare specialists, trade show attendance, delivery of product samples to home consumers, store and product brochures and appropriate press releases to the media. The Company also expects to use a portion of its marketing resources for medical community promotional materials and institutional in-service training programs.

MANUFACTURING AND FULFILLMENT

     In order to devote more of its resources to sales and in an effort to maintain a streamlined system of operations and product delivery, the Company "outsources" certain processes and functions, and it expects to continue to do so for the foreseeable future. The Company currently subcontracts production of pants in Mexico and conversion of thermally-bonded raw liner material in the United States.

     The Company subcontracts its production of pants in Mexico (Teycon s.a. de c.v.). The Company has been advised by the Mexican subcontractor that it has the capacity to produce 90,000 pants per month, which it can expand to meet any foreseeable demand by the Company. Although the Company has made the strategic decision to subcontract its pant manufacturing, it is not dependent on any single contractor and believes it could quickly commence production with other manufacturers in Mexico, Puerto Rico, Taiwan or China.

     LINER MANUFACTURING AND CONVERSION. The raw material for the Company's liners is manufactured in an airlaid thermal bonding process using SAPs.
This process creates cloth-like products made from natural cellulose fibers that are stronger, softer and more absorbent than other conventional wet laid paper products. In the airlaid process, wood pulp is dried into individual fibers, transported by air (rather than water as in conventional papermaking) and then deposited uniformly with the assistance of a vacuum. Once the fibers are laid uniformly, the rest of the paper making process concentrates on progressively strengthening the material through compression under heat and pressure and the application of adhesive binders. The use of an airlaid process allows multi-layer introduction of SAPs uniformly over the entire liner product.

     The raw material for the Company's liners is manufactured under a supply agreement, which expires in August 2003 with Buckeye Cellulose Corporation, formerly known as Merfin Hygienic Products Ltd. ("Buckeye"), a leading producer of air-laid paper. Under the Buckeye agreement, the Company is required to meet certain annual minimum purchase requirements, and until such minimums are met, is required to purchase all of its requirements from Buckeye. The price at which the Company is entitled to purchase the material from Buckeye is negotiated on an annual basis. The agreement provides that Buckeye may not sell its SAP raw material to any other company that uses a two-piece system incorporating a liner, thereby making the agreement exclusive for the Company's purposes. To date, the Company has not met its annual minimum purchase requirements, and Buckeye could, as a result, terminate the agreement. However, Buckeye has continued to accept purchase orders from the Company and has indicated its willingness to continue to build its own sales revenues through its relationship with the Company. To date, the Company has not encountered any difficulties in obtaining its requisite supply of liner raw material from Buckeye, and the Company believes Buckeye's capacity to provide raw material for the Company's product liners will be sufficient to meet the Company's needs for the foreseeable future.
In addition to the supply arrangement, the Company expects that Buckeye's research and development department will work with the Company in the future on further product improvements.

     The Company believes that there are alternative sources of the liner raw material available from a limited number of suppliers. Accordingly, the Company believes that a termination of its supply arrangement with Buckeye would not have a material adverse impact on the Company's operations or financial results.

     The liner rollstock material produced by Buckeye is shipped to subcontractors in the United States where it is converted into finished liners according to the Company's specifications. The process of liner conversion involves slitting the finished rolls of raw materials into designated liner lengths, covering each liner with a soft cotton-like coverstock, adding a self-adhesive strip to each liner and packaging the liners for shipment to one of the company's fulfillment centers in Harrisburg, Pennsylvania, Sparks, Nevada, Dallas, Texas or in Vancouver, Canada. See " - Warehousing and Shipping."

     The Company's liners have been converted by two conversion companies in the United States, both of whom have advised the Company that they have ample capacity to satisfy the Company's liner conversion needs. There are several companies located in the United States who could perform liner conversion services for the Company.

     WAREHOUSING AND SHIPPING. The Company currently uses various companies for warehousing and shipping (fulfillment) services in Harrisburg, Pennsylvania, Sparks, Nevada, Dallas, Texas and Vancouver, Canada. However, the Company believes that there are numerous options for obtaining warehousing and fulfillment services and that it would not be difficult to make arrangements for additional or different service providers.

RESEARCH AND DEVELOPMENT

     In prior years, the Company has devoted time and financial resources to research and development activities to develop its current products and improvements to those products. These costs have declined in recent years, with expenditures of $ 8,679 and $48,053 in 1997 and 1998, respectively. The Company does not anticipate that research and development will represent a significant portion of its expenses in the future.

BACKLOG

The Company generally ships within three to ten days of receipt of a purchase order depending upon the size of the order. Accordingly, backlog is not significant for the Company.

COMPETITION

     The disposable incontinence products industry is highly competitive and consists of several large and medium sized companies as well as numerous smaller companies. Many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company's, as well as a substantially longer history of operations than the Company. Competition in the industry is generally based on price, performance and comfort. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product developments by the Company and its competitors, product performance and price, distribution and customer service. The Companies believes that its competitive position is based primarily on the characteristics of its products which represent an improvement over plastic-cased diaper products in terms of consumer comfort and dignity, cost, product discretion and protection against side seepage. Although the Company believes it offers products with price and performance characteristics competitive with other manufacturer's products, there is no assurance that products can be developed, manufactured or marketed successfully in the future. In order to be successful, the Company must continue to respond promptly and effectively to its competitors' innovations. There is no assurance that the Company will be able to compete successfully in the disposable incontinence products industry.

     The retail market is dominated by major national brand product manufacturers including Kimberly Clark's Depend-Registered Trademark- and Poise-Registered Trademark- brands, Johnson & Johnson's Serenity-Registered Trademark- brand and Proctor & Gamble's Attends-Registered Trademark- brand. In addition to these companies which collectively dominate the market, the retail market for disposable incontinence products is made up of medium sized and small companies, as well as a small, but fast growing, private label segment currently dominated by Confab, Inc.

     Proctor & Gamble Company, Kimberly Clark Corporation and INBRAND Corporation dominate the healthcare market. Several medium sized and numerous smaller firms account for the balance of the healthcare market.

PATENTS AND TRADEMARKS

     In November 1994, the U.S. Patent and Trademark Office issued a patent to the Company covering the Company's channel pant design, that expires on July 30, 2012. Management believes that favorable rulings on certain patent claims will help protect against new entrants into the combination two-piece incontinence and training pant market with similar designs that specifically guard against side-seepage.

     There is no assurance that additional products that the Company develops will be patentable, that the issued patent will provide the Company with any competitive advantages or will not be challenged by any third parties, or that the patents of others will not have an adverse effect on the Company's business. Furthermore, there is no assurance that competitors will not be able to design around the Company's patented products or develop or acquire substantially equivalent trade secrets and proprietary technology independent of the Company. Competitors of the Company may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to products that compete with those of the Company. Litigation and other proceedings, which could result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company to determine the scope and validity of third party proprietary rights. In addition, there is no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     The Company uses a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent possible.

     The Company also relies upon trade secrets, know-how, improvements to technology, confidentiality agreements and the pursuit of collaborative and licensing opportunities to develop and maintain its competitive positions. Although the Company protects its proprietary technology in part by confidentiality, agreements with its employees, consultants and certain contractors, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors.

EMPLOYEES

     As of March 31, 1998, the Company employed approximately 15 persons on a full-time basis. Of these employees, 7 are employed in operations and marketing, 5 in sales and 3 in administration and finance. In addition, the Company employs approximately 10 on a part-time basis. These employees largely perform customer service, marketing and administrative functions for the Company. The Company does not have a collective bargaining agreement with any of its employees, and the Company considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company maintains its executive and marketing office at 200 First Avenue West, Suite 200, Seattle, Washington. The office, covering approximately 4,800 square feet, is rented pursuant to a lease from First Avenue West Building LLC, which, to the best of the Company's knowledge, has no affiliation with any of the officers, directors or principal stockholders of the Company. The lease expires in July 2000, and the annual base rent is $76,895 ($6,408 per month).

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ending March 31, 1998.

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) (1)   MARKET INFORMATION

     The Company's Common Stock traded on the Vancouver Stock Exchange ("VSE") under the symbol "CPI" since January 1994, following its merger with FWCC Merger Corp., and under the symbol "CRP" since June 16, 1997, and under the symbol "CPM" since November 4, 1997, and has also traded on the OTC Bulletin Board under the symbol "CGPD" since August 14, 1997 and under the symbol "CGPDD" from October 21, 1997 through November 20, 1997, and commencing November 21, 1997, under the symbol "CGPD". On December 15, 1997, the Common Stock began trading on the Nasdaq SmallCap Market under the symbol "BDRY".

     The following table sets forth the high and low closing prices for the Common Stock on the VSE for the periods indicated (i) stated in Canadian dollars and, except as noted, without giving effect to the Reverse Stock Splits and (ii) as adjusted, in U.S. dollars and retroactively giving effect to the Reverse Stock Splits.

                                                                                    AS ADJUSTED
                                                                ACTUAL (Cdn.$)        (US$) (1)
                                                                --------------     -------------
                                                                 HIGH      LOW      HIGH     LOW
                                                                 ----      ---      ----     ---
Fiscal Year Ended March 31, 1996
     First Quarter . . . . . . . . . . . . . . . . . . . . . .   $1.61    $1.56    $27.28   $26.43
     Second Quarter  . . . . . . . . . . . . . . . . . . . . .    1.65      .86     27.95    14.57
     Third Quarter.  . . . . . . . . . . . . . . . . . . . . .    1.32      .85     22.36    14.40
     Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .    1.25      .98     21.18    16.60
Fiscal Year Ended March 31, 1997
     First Quarter . . . . . . . . . . . . . . . . . . . . . .   $1.25    $ .50    $21.18   $ 8.47
     Second Quarter  . . . . . . . . . . . . . . . . . . . . .     .97      .65     16.43    11.01
     Third Quarter . . . . . . . . . . . . . . . . . . . . . .    1.10      .38     18.64     6.44
     Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .    1.00      .52     16.94    88.16
Fiscal Year Ended March 31, 1998
     First Quarter through June 16, 1997 . . . . . . . . . . .   $ .85    $ .51    $14.40   $ 8.64
     First Quarter from June 17, 1997(2) . . . . . . . . . . .    4.00     2.50     11.29     7.06
     Second Quarter(2) . . . . . . . . . . . . . . . . . . . .    3.00     1.10      8.47     3.11
     Third Quarter(3)(4) . . . . . . . . . . . . . . . . . . .    7.00     1.50     19.77    10.87
     Fourth Quarter through January 23, 1998(3)(4)(5). . . . .    5.00     4.80     14.12    13.55


(1)  Canadian dollars have been converted at the noon buying rate on March
     31, 1998 of U.S.$1.00 = Cdn. $1.4166. These adjusted prices are not indicative of what the price might have been if the Reverse Stock Splits had occurred prior to June 16, 1997 or October 20, 1997, as the case may be, nor is any representation made that the Canadian dollar amounts could have been, or could be, converted into U.S. dollars at such rate or at any other rate on March 31, 1998.
(2)  Reflects the Reverse Stock Split effected on June 16, 1997.
(3) Reflects the Reverse Stock splits effected on June 16, 1997 and October 20, 1997.
(4) At the request of the Company, the Common Stock was not traded on the VSE from October 20, 1997 until November 3, 1997 in order to permit the Company to comply with certain requirements of the VSE, attendant to the Reverse Stock Split effected on October 20, 1997.
(5) On December 15, 1997, the Company applied to cease trading on the VSE, which was effective January 23, 1998.


     The following table sets forth the high and low bid prices for the Common Stock on the OTC Bulletin Board for the periods indicated. All prices are stated in U.S. dollars and reflect the Reverse Stock Splits as indicated.

                                                                                          ACTUAL
                                                                                     HIGH          LOW
                                                                                     ----          ---
Fiscal Year Ending March 31, 1997
     Second Quarter from August 14, 1997 through September 30, 1997(1) . . . . . .   $1.88        $1.00
     Third Quarter through October 20, 1997 (1). . . . . . . . . . . . . . . . . .    1.63         1.13
     Third Quarter from October 21, 1997 through December 15, 1997(2). . . . . . .    6.50         2.625

---------
(1)  Reflects only the Reverse Stock Split effected on June 16, 1997.
(2) Reflects the Reverse Stock Splits effected on June 16, 1997 and October 20, 1997.

     The following table sets forth the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods indicated. All prices are stated in U.S. dollars:

                                                                               ACTUAL
                                                                            HIGH      LOW
                                                                            ----      ---
Fiscal Year Ending March 31, 1998
     Third Quarter from December 15 through December 31, 1997. . . . . .    $3.87    $3.00
     Fourth Quarter                                          . . . . . .     4.00     2.625

On June 10, 1998, the closing price of the Common Stock on the Nasdaq SmallCap Market was $2.00.


(a) (2)   RECENT SALES OF UNREGISTERED SECURITIES

     No securities that were not registered under the Securities Act of 1933 as amended (the "Act") have been issued or sold by the Registrant within the past three years, except as described below. The share information below does not reflect the Reverse Stock Splits except as otherwise noted.

     1. On April 28, 1995, the Registrant issued an aggregate of 50 units, for aggregate gross proceeds of $2,500,000. Each unit consisted of one $50,000 12% convertible secured promissory note and one two-year warrant entitling the holder to purchase up to 7,000 shares of Common Stock at an exercise price of $0.05 per share until the first anniversary of issuance and $.01 per share thereafter. The units were issued to the following accredited investors:

                         NUMBER OF UNITS
NAME OF INVESTOR            PURCHASED                 AMOUNT INVESTED
----------------         ---------------            -------------------
HUB, Inc. (1)                 10                      $  500,000
Harold G. Goodman
     1984 Grantor
     Trust     (2)             5                         250,000
Thomas M. Vertin              10                         500,000
Stirling Unit Trust (3)       25                       1,250,000

---------------
(1)  The beneficial owners include Charles E. Underbrink and Douglas E. Heitne.
(2)  The beneficial owners include H. Greg Goodman and Alan D. Feinsilver.
(3) No one person holds a greater than 10% beneficial ownership interest in the Stirling Unit Trust. The settlor of the Trust is the Blake Settlement.

   Offers and sales were made in a private offering to sophisticated investors in reliance upon the exemption provided by Section 4(2) of the Act. Each investor was furnished with information regarding the offering and the Registrant and each had the opportunity to verify the information supplied. Additionally, the Registrant obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends.

   All of the foregoing offers and sales were made to individuals or entities that had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to the Company or their economic bargaining power. The share certificates representing all shares issued in non-public offerings were stamped with a legend restricting transfer of the Common Stock represented thereby, and the Registrant issued stop transfer instructions to its transfer agent.

     2. On September 28, 1995, the Company borrowed $2,500,000 on a secured basis, and issued warrants to purchase 281,190 shares of Common Stock, exerciseable at Cdn. $1.20 until October 1, 1996 and at Cdn. $1.38 until October 1, 1997, on which date the warrants expired unexercised. The lender, Trimin Enterprises, Inc., is a non U.S. person, the beneficial owners of which include a widely-held Canadian public company listed on The Toronto Stock Exchange, the sole beneficial owner of 10% or more of the outstanding shares of which is James D. Meekison, an Ontario resident. The Company issued the securities in accordance with Regulation S.

     3. On October 5, 1995, the Registrant issued an aggregate 10,000,000 Special Warrants for aggregate gross proceeds of Cdn. $8,775,000 (approximately U.S. $6,500,000) to a total of 11 investors, all of whom are non-U.S. persons. As of February 27, 1996, the Special Warrants were deemed converted, for no additional consideration, into 416,667 shares (post Reverse Stock Splits) and warrants to purchase up to 208,334 additional shares (post reverse splits) of Common Stock, exerciseable at Cdn. $19.44 per share through October 5, 1996 and Cdn. $22.68 per share until October 5, 1997 and, as extended, until October 5, 1998. The Special Warrants were issued to the following non-U.S. investors:

                                                          NUMBER OF SPECIAL
NAME OF INVESTOR                                         WARRANTS PURCHASED         AMOUNT INVESTED (CDN.$)
----------------                                         ------------------         -----------------------
BPI Capital Management Corp. . . . . . . . . . . .            2,577,000                 $2,261,317.50
Comite de retraite et des assurance
  Collectives (MCPED) . . . . . . . . . . . . . .               905,000                    794,137.50
Laurentian American Equity Ltd . . . . . . . . . .              660,000                    579,150.00
Laurentian International, Ltd. . . . . . . . . . .              335,000                    293,962.50
Robert G. Atkinson . . . . . . . . . . . . . . . .              820,000                    719,550.00
James R. Tuer  . . . . . . . . . . . . . . . . . .              225,000                    197,437.50
Royal Canadian Small Cap Fund  . . . . . . . . . .            1,300,000                  1,140,750.00
AGF Growth Equity Fund Ltd . . . . . . . . . . . .            1,136,000                    996,840.00
Montreal Trust Company of Canada . . . . . . . . .            1,700,000                  1,491,750.00
Michael Steele . . . . . . . . . . . . . . . . . .              171,000                    150,052.50
Griffith McBurney & Partners . . . . . . . . . . .              171,000                    150,052.50
                                                            -----------                 -------------
  Total. . . . . . . . . . . . . . . . . . . . . .           10,000,000                 $8,775,000.00
                                                            -----------                 -------------

     Offers and sales were made in an offshore transaction to non-U.S. Persons in reliance upon Regulation S promulgated under the Act. With the exception of Messrs. Atkinson, Tuer and Steele, all of whom are individuals and purchased their Special Warrants beneficially, and with the exception of Montreal Trust Company of Canada, each of the purchasers is a widely-held Canadian investment fund which, the Company believes, has purchased on behalf of specific mutual funds. Montreal Trust Company of Canada is a widely-held federally chartered Canadian trust company which, the Company believes, purchased on behalf of fully managed accounts for clients.

     In connection with this offering, Brenark Securities Ltd., which acted as agent, was issued a special right (the "Special Right"), which is exerciseable for warrants to purchase 33,333 shares (post reverse splits) of Common Stock, at Cdn. $19.44 per share through October 5, 1996 and Cdn. $22.68 per share from October 5, 1996 to October 5, 1997 and, as extended, to October 5, 1998. These warrants were also issued pursuant to Regulation S.

     On May 5, 1998, the Company reduced the exercise price of the Special Warrants to $1.875 per share (representing the closing price per share of the common stock on that date). In addition, the number of shares entitled to be purchased were increased as follows:

NAME OF INVESTOR                                        NUMBER OF WARRANTS
----------------                                        ------------------
Brant Investments Limited c/o Royal Trust
  Corp. of Canada . . . . . . . . . . . . .  . . . .          18,186
Robert G. Atkinson. . . . . . . . . . . . . . . . . .         13,372
RBC Dominion Securities, Inc. ITF A/C                            214
  Robert G. Atkinson . . . . . . . . . . . . . . . .
Brenark Securities Ltd. . . . . . . . . . . . . . . .          8,558
Roytor & Co. c/o The Royal Bank of Canada                     23,288
Michael Steele . . . . . . . . . . . . . . . . . . . .         1,830
James R. Tuer  . . . . . . . . . . . . . . . . . . . .         2,407
                                                             -------
  Total . . . . . . . . . . . . . . . . . . . . . . .         67,855
                                                             -------

     4. On May 8, 1997, the Company obtained an additional bank line of credit and issued to the guarantor thereof, Bradstone Equity Partners Inc. (f/k/a H.J. Forest Products Inc.), warrants to purchase 31,667 shares (post reverse splits) of Common Stock at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share until May 8, 1999. Bradstone Equity Partners Inc. is a Canadian publicly held corporation. These warrants were issued pursuant to Regulation S. On May 5, 1998, the Company reduced the exercise price of the Special Warrants to $1.875 per share (representing the closing price per share of the common stock on that date).

     5. From time to time during the past three years, the Company has granted options and issued warrants to officers, directors and employees of the Company. The grants of options have been made at exercise prices ranging from $12.00 to $24.00 per share and the grants of warrants have been made at exercise prices ranging from $7.44 to Cdn. $28.80 per share. An aggregate of 537,626 shares of Common Stock has been issued upon exercise of warrants since March 31, 1995 and no options have been exercised. On May 5, 1998, the Company canceled and reissued all options outstanding under the 1993 and 1996 Stock Incentive Plans and reduced the exercise price to $1.875 per share (representing the closing price per share of the common stock on that date). To the extent options or warrants have been issued by the Company to U.S. persons, they have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in
Section 4(2) of the Act, and the securities have been appropriately legended.

     6. In connection with the settlement of certain litigation, on October 22, 1997, the Company issued to three plaintiffs two-year warrants to purchase an aggregate of 8,000 shares of Common Stock at an exercise price of Cdn. $5.04 per share. These warrants were issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

     7. On December 15, 1997, the Company completed a public offering ("the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's Common Stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price.

     8. On May 5, 1998, the Company issued to Bradstone Equity Partners, Inc. warrants to purchase 50,000 shares of Common Stock at $1.875 per share at any time until May 4, 2000. Bradstone Equity Partners, Inc. is a Canadian publicly held corporation. These warrants were issued pursuant to Regulation S.

(b)  HOLDERS

     The number of record holders of the Company's Common Stock as of March 31, 1998 was 68.

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

OVERVIEW

     From the date of the Company's incorporation in November 1992 through September 1995 when it began marketing Rejoice, the Company was principally engaged in various activities, including product development, technology acquisition, recruitment of employees, identification of sources of subcontracted production, organization of marketing and production headquarters, market research and testing, trademark and patent filings and the raising of funds to support the Company's substantial development expenses. Revenues from various product test-marketing programs in retail, catalog, direct mail and healthcare markets during that period were nominal.

     In order to consolidate the Company's marketing and production management activities into a single location, the Company moved its headquarters to Seattle, Washington from New York in August 1995.

     Until March 1996, the Company produced pants in its own facility in Burnaby, British Columbia. Thereafter, the facility provided cutting and
other services to support its Canadian pant subcontractor.   The Company
secured a new source of pant production during the fiscal year ended March 31, 1997 from a large underwear manufacturer located in Northern Mexico.
That producer offers the Company a lower per unit pant cost than the Company's per unit pant cost at its own facility in Canada or through a Canadian-based pant subcontractor. During Fiscal 1998, the Company closed its manufacturing facility in Burnaby. The Company anticipates that it will continue to manufacture its pant and liner products through subcontractors located in the United States and Mexico.

     In September 1995, the Company shipped product to its first drug store chain for storewide distribution and shelf placement in approximately 300 stores. In each subsequent fiscal quarter the number of drug stores, independent pharmacies and surgical supply stores that sell the Company's products has increased.

     As discussed below, the fiscal years ended March 31, 1997 and March 31, 1998 were characterized by nominal sales offset by significant expenses associated with financing, manufacturing and promoting the Company's products. The Company expects to continue to incur losses during the rollout of its products to the healthcare, retail and international markets.

RESULTS OF OPERATIONS

     COMPARISON OF THE FISCAL YEAR ENDED MARCH 31, 1997 TO THE FISCAL YEAR ENDED MARCH 31, 1998

     The components of the Company's revenues for the fiscal year ended March 31, 1997 ("Fiscal 1997") and the fiscal year ended March 31, 1998 ("Fiscal 1998") were as follows:

                                                   1997              1998
                                                ----------        ----------
Rejoice pants. . . . . . . . . . . . .          $  889,149        $  743,703
Rejoice liners . . . . . . . . . . . .           1,390,611         1,229,360
Other. . . . . . . . . . . . . . . . .               7,737             -
                                                ----------        ----------
Total. . . . . . . . . . . . . . . . .          $2,287,497        $1,973,063
                                                ----------        ----------
                                                ----------        ----------

     Revenues decreased from $2,287,497 in Fiscal 1997 to $1,973,063 in Fiscal 1998, a decrease of 14%. During Fiscal 1997, the Company increased the number of retail outlets carrying the Rejoice products through broad-based promotional activities to support brand introduction and consumer awareness of the brand. The Company shipped initial orders to two large drug chains during Fiscal 1998. These orders were shipped during the first and
fourth quarters when advertising programs were in effect.   However, during
the second and third quarters of Fiscal 1998, the lack of cash available for radio advertising resulted in significantly lower re-order activity. The Company reinstated its radio advertising program late in the fourth quarter of Fiscal 1998, and as such, did not have sufficient time to positively impact the fiscal year end results. There was no significant change in the Company's pricing to its customers from Fiscal 1997 to Fiscal 1998. The average consumer needs to purchase more disposable liners than reusable pants; therefore, total liner sales are expected to continue to be higher than pant sales.

     Cost of sales decreased from $1,727,607 in Fiscal 1997 to $1,322,375 in Fiscal 1998, a decrease of 23%. Although the decrease is impacted by lower sales for Fiscal 1998 compared to Fiscal 1997, the decrease is primarily the result of the introduction of retail pants produced by the Company's lower unit priced pant subcontractor in Mexico during the latter part of the Company's fiscal year ended March 31, 1997. The Company also realized a significant reduction in Canadian-based production staff and facility costs during Fiscal 1998. The Canadian manufacturing facility was closed during the fourth quarter of Fiscal 1998 and these costs will not recur in future fiscal years. The Company also obtained a lower cost per liner from its United States liner subcontractor during Fiscal 1998.

     Gross profit on sales increased from $559,890 in Fiscal 1997 to $650,688 in Fiscal 1998, an increase of 16%. The increase in gross profit margin primarily reflects the lower unit priced pant produced in Mexico and the significant reduction in Canadian-based staff and facility costs. In addition, the Company paid a lower cost per liner from its United States liner subcontractor. Gross profit margins were also impacted by the mix between healthcare and retail sales and the sale of the remaining inventory produced in Canada, which has a lower gross profit margin. Gross profit margins may fluctuate in the future depending on changes in the mix of products sold the mix of sales distribution channels and other factors such as the sale of inventory with lower gross profit margins.

     Total operating expenses increased from $3,362,288 in Fiscal 1997 to $3,721,927 in Fiscal 1998, an increase of 11%. The increase was primarily attributable to increased participative promotional expenses such as chain-specific in-store programs, the absorption of set-up costs for retail customers, expenses associated with initial market testing within the healthcare market, and higher inventory storage costs. The Company also had increased legal fees associated with the settlement of all outstanding lawsuits, and increases in administrative expenses.

     Selling costs increased 5% from $2,083,173 in Fiscal 1997 to $2,197,210 in Fiscal 1998. The increase was primarily attributable to increased promotional expenses for chain-specific in-store programs for large retail customers, and the absorption of significant start-up costs for new chain customers. These costs include slotting fees, listing allowances, and one-time merchandising racks and trays. The Company also incurred higher expenses in association with training and marketing activities within the healthcare market, and higher inventory storage costs resulting from higher inventory levels caused by lower than anticipated levels of sales.

     General and administrative expenses increased 17% from $1,198,148 in Fiscal 1997 to $1,406,035 in Fiscal 1998. The increase in general and administrative expenses was primarily the result of increased legal fees associated with the settlement of all of the Company's outstanding litigation. In addition, accounting fees were substantially higher than anticipated during Fiscal 1998, as well as increased operating costs associated with the improvement in the Company's accounting and computer systems.

     The Company generated $163,986 in interest income during Fiscal 1997 as compared to $104,245 during Fiscal 1998, a decrease of 36%. The decrease in interest income is attributable to lower average deposit balances. Interest expense increased from $204,203 in Fiscal 1997 to $384,666 in Fiscal 1998, an increase of 88%. The increase in interest expense related to the increase in short-term and long-term borrowing, as well as the recognition of the unamortized deemed interest as expense upon the repayment of borrowings under the Company's line of credit in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through private placements of its equity securities as well as various debt financing transactions. During Fiscal 1996, the Company received net proceeds of $5,707,123 from the sale of 416,667 special warrants (the "Private Placement"). During Fiscal 1996, the Company supported its operations from the proceeds of several small borrowings and incurred short-term debt of $2.5 million in the form of promissory notes issued together with warrants as part of a bridge financing. These notes were subsequently repaid with the proceeds of a short-term secured promissory note issued by the Company to a single investor in September 1995. In October 1995, the Company secured a revolving line of credit in the amount of $2.5 million from Seattle First National Bank and repaid the secured promissory note issued in September 1995. The loan bore interest at 6.91% per annum, payable monthly, and was secured by a deposit of $2.5 million. The loan was repaid in full in July 1997.

     During Fiscal 1997, the Company supported its operations from various short-term, unsecured borrowings from related parties, which totaled $571,300 at March 31, 1997. In April 1997, $366,300 of such borrowings were repaid and the $205,000 balance of such borrowings was repaid in June 1997, in both cases using proceeds received from the Company's bank line of credit.

     In April 1997, Bradstone Equity Partners Inc., f/k/a/ H.J. Forest Products Inc. ("Bradstone"), guaranteed a Cdn. $1.75 million credit facility for the Company from the Toronto Dominion Bank. In July 1997, the guarantee was increased by $1.25 million to an aggregate of approximately $3 million. The guarantee was through April 1, 1998. Borrowings under the line of credit bore interest at the Canadian prime rate plus .25% and were due on demand. The Company issued to the guarantor warrants to purchase 31,667 shares of Common Stock exercisable at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share until May 8, 1999. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount was being amortized to interest expense over the term of the line of credit. In May 1997, the Company borrowed $780,000 out of a total possible draw down of $1.25 million under a note payable to Bradstone. In July 1997, the Company received the remaining $470,000 under the note payable to Bradstone. Interest was payable thereunder at the Canadian prime rate plus 3% and the principal was due in May 1998. In December 1997, the note payable to Bradstone was repaid, including accrued interest of $65,983.

     In October 1997, Paulson Investment Company, Inc. ("Paulson"), one of the representatives of the underwriters of the Company's public offering completed in December 1997, made a $200,000 non-interest bearing loan to the Company, and, in November 1997, Paulson made a $350,000 non-interest bearing loan to the Company. The loans were to be repaid by the Company out of the net proceeds of the public offering. The Company repaid these loans in December 1997.

     On December 15, 1997, the Company completed a public offering ("the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from the Offering were $6,823,972, net of offering costs.

As of March 31, 1998, the Company's principal sources of liquidity included cash of $3,415,569, net accounts receivable of $600,795 and inventories of $2,263,333. The Company's operating activities used cash of $3,061,440 for the year ended March 31, 1998. The increase in accounts receivable and accounts payable and decrease in inventory reflects the Company's maintenance of relatively unchanged levels of sales and operations. The Company anticipates that the levels of both inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.

OTHER MATTERS

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     During 1998, the Company adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 had no significant impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

     This Form 10-KSB and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The following consolidated financial statements of Caring Products International, Inc. are included in Item 7:

     Consolidated Balance Sheets at March 31, 1997 and 1998.

     Consolidated Statements of Operations for the Years Ended March 31, 1997 and 1998.

     Consolidated Statements of Stockholders' Equity for the Years Ended
          March 31, 1997 and 1998.

     Consolidated Statements of Cash Flows for the Years Ended March 31, 1997 and 1998.

     Notes to Consolidated Financial Statements.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                          Consolidated Financial Statements

                               March 31, 1997 and 1998

                     (With Independent Auditors' Reports Thereon)

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


The Board of Directors
Caring Products International, Inc.

We have audited the accompanying consolidated balance sheet of Caring Products International, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caring Products International, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/  GRANT THORNTON LLP
Seattle, Washington
June 19, 1998

                          INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------


The Board of Directors
Caring Products International, Inc.

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

/s/  KPMG Peat Marwick LLP
Seattle, Washington
June 13, 1997

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years ended March 31, 1997 and 1998


                                            1997            1998
-------------------------------------------------------------------
Revenues                               $  2,287,497    $  1,973,063
Cost of sales                             1,727,607       1,322,375
                                       ----------------------------
          Gross profit                      559,890         650,688
                                       ----------------------------

Operating expenses:
   Selling                                2,083,173       2,197,210
   General and administrative             1,198,148       1,406,035
   Research and development                   8,679          48,053
   Amortization and depreciation             72,288          70,629
                                       ----------------------------

          Total operating expenses        3,362,288       3,721,927
                                       ----------------------------

          Loss from operations           (2,802,398)     (3,071,239)
                                       ----------------------------

Other income (expense):
   Interest income                          163,986         104,245
   Interest expense                        (204,203)       (384,666)
   Other, net                               (62,271)       (101,020)
                                       ----------------------------
                                           (102,488)       (381,441)
                                       ----------------------------
          Net loss                     $ (2,904,886)   $ (3,452,680)
                                       ----------------------------
                                       ----------------------------

Net loss per common share              $      (2.94)   $      (2.24)
                                       ----------------------------

Weighted average common shares              987,014       1,539,562
                                       ----------------------------
                                       ----------------------------



See accompanying notes to consolidated financial statements.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                               March 31, 1997 and 1998

---------------------------------------------------------------------
                                                 1997         1998
---------------------------------------------------------------------
                    ASSETS
      ----------------------------------
Current assets:
   Cash                                      $  118,573    $3,415,569
   Restricted cash                            2,694,671        -
   Accounts receivable, less allowance
       for doubtful accounts of $91,694 in
       1997 and $23,279 in 1998                 625,085       600,795
   Inventories                                2,432,583     2,263,333
   Prepaid expenses                              19,041        15,782
                                             ------------------------
          Total current assets                5,889,953     6,295,479

Equipment, net                                  251,503       221,245
Intangible assets, net                          238,146       204,205
Other assets                                      8,935        18,041
                                             ------------------------
                                             $6,388,537    $6,738,970
                                             ------------------------
                                             ------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
   Accounts payable                        $  1,029,418    $  1,040,096
   Accrued liabilities                          137,092          49,600
   Line of credit                             2,500,000             -
   Notes payable to related parties             571,300             -
   Current portion of lease obligations          13,046           8,770
   Current portion of long-term debt             12,126             -
                                           ----------------------------
          Total current liabilities           4,262,982       1,098,466

Commitments, contingencies and subsequent events

Lease obligations, less current portion          24,868          10,418
Long-term debt, less current portion              5,485             -
                                           ----------------------------
          Total liabilities                   4,293,335       1,108,884
                                           ----------------------------
Stockholders' equity:
   Preferred stock, no shares outstanding           -               -
   Common stock, 1,031,343 shares
         outstanding at March 31, 1997 and
         2,781,343 shares at March 31, 1998      10,314          27,814
   Additional paid-in capital                12,716,051      19,686,115
   Accumulated deficit                      (10,631,163)    (14,083,843)
                                           ----------------------------
          Total stockholders' equity          2,095,202       5,630,086
                                           ----------------------------
                                           $  6,388,537    $  6,738,970
                                           ----------------------------
                                           ----------------------------

             See accompanying notes to consolidated financial statements.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Years ended March 31, 1997 and 1998


                                                                                                                   Total
                                                         Common stock            Additional                        stock
                                                  ------------------------        paid-in       Accumulated       holders'
                                                    Shares      Amount            capital         deficit          equity
                                                  ------------------------------------------------------------------------
     Balance at April 1, 1996                       919,551    $ 9,196         $11,208,485    $ (7,726,277)    $ 3,491,404

Issuance of common stock for cash on
     exercise of warrants                           111,792      1,118           1,507,566             -         1,508,684
Net loss                                                -          -                   -        (2,904,886)     (2,904,886)
                                                  ------------------------------------------------------------------------
     Balance at March 31, 1997                    1,031,343     10,314          12,716,051     (10,631,163)      2,095,202

Fair value of warrants issued with line
     of credit guarantee                                -          -               163,592             -           163,592
Proceeds from offering of common stock,
     net of issuance costs                        1,750,000     17,500           6,806,472                       6,823,972
Net loss                                                -          -                   -        (3,452,680)     (3,452,680)
                                                  ------------------------------------------------------------------------
     Balance at March 31, 1998                    2,781,343    $27,814         $19,686,115    $(14,083,843)   $  5,630,086
                                                  ------------------------------------------------------------------------

                             1997                                           1998
               ----------------------------                     ----------------------------
                 Preferred         Common                        Preferred         Common
                   stock           stock                           stock           stock
               ----------------------------                     ----------------------------
Par value      $       0.01    $       0.01      Par value      $       0.01    $       0.01
Authorized        1,000,000      75,000,000      Authorized        1,000,000      75,000,000
Issued                  -         1,031,343      Issued                  -         2,781,343
Outstanding             -         1,031,343      Outstanding             -         2,781,343














             See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years ended March 31, 1997 and 1998

--------------------------------------------------------------------------------------------------
                                                                          1997           1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                           $(2,904,886)    $(3,452,680)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
      Amortization and depreciation                                       127,821          94,426
      Loss from disposal of equipment                                         -            28,564
      Deemed interest                                                         -           163,592
      Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable                      (344,407)         24,290
         Decrease (increase) in inventories                              (623,591)        169,250
         Decrease in prepaid expenses                                     103,683           3,259
         Increase in other assets                                          (8,935)         (9,106)
         Increase in accounts payable                                     609,257          10,678
         Increase (decrease) in accrued liabilities                        58,122         (87,492)
                                                                     ----------------------------
               Net cash used in operating activities                   (2,982,936)     (3,055,219)
                                                                     ----------------------------

Cash flows from investing activities:
   Capital expenditures                                                   (43,555)        (72,697)
   Acquisition of intangible assets                                           -            (3,834)
   Proceeds from disposal of equipment                                        -            17,740
                                                                     ----------------------------
               Net cash used in investing activities                      (43,555)        (58,791)
                                                                     ----------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and
     capital contributions                                              1,508,684       6,823,972
   Decrease in restricted cash, net                                         6,679       2,694,671
   (Repayment) of lines of credit                                             -        (2,500,000)
   Proceeds from long-term debt                                            25,998             -
   Repayment of long-term debt                                            (38,374)        (17,611)
   Proceeds from notes payable to related parties                         571,300       1,994,650
   Repayment of notes payable to related parties                              -        (2,565,950)
   Repayment of lease obligations                                         (11,642)        (18,726)
                                                                     ----------------------------

               Net cash provided by financing activities                2,062,645       6,411,006
                                                                     ----------------------------
                      Increase (decrease) in cash                        (963,846)      3,296,996

Cash at beginning of period                                             1,082,419         118,573
                                                                     ----------------------------

Cash at end of period                                                 $   118,573     $ 3,415,569
                                                                     ----------------------------
                                                                     ----------------------------

Supplemental disclosure of cash flow information - cash
   paid during the period for interest                                $   168,401     $   384,666
Supplemental schedule of noncash investing and
  financing activities:
   Capital expenditures included in accounts payable at
      end of period                                                   $    68,849             -
Assets acquired through capital leases                                $    32,075             -

                See accompanying notes to consolidated financial statements.

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     (a)  DESCRIPTION OF BUSINESS

          Caring Products International, Inc. (CPI) is organized under the laws of the state of Delaware. CPI's business is the marketing of proprietary urinary incontinence products for adults and children over the age of four, primarily in the United States and Canada.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  RESTRICTED CASH

          Restricted cash includes a short-term certificate of deposit of $2,500,000 at March 31, 1997, which was held as security against a line of credit. The line of credit, against which the certificate of deposit was security, was paid off during fiscal year 1998. In addition, $194,671 of short-term Canadian government securities included in restricted cash were held as collateral for guarantees made by the Company at March 31, 1997.

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

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


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

     (h)  FOREIGN CURRENCY TRANSLATION

          The Company considers the U.S. dollar to be its functional currency. The Company has a wholly owned subsidiary, located in Canada. Accordingly, transactions by the subsidiary denominated in Canadian dollars are re-measured at the exchange rates in effect at the date of the transaction. At each balance sheet date, monetary balances denominated in currencies other than the U.S. dollar are re-measured using current exchange rates.

          Gains and losses resulting from foreign currency transactions are included in other, net in the consolidated statements of operations. Gains and losses arising from these transactions for each of the years ended March 31, include a loss of $44,367 and $73,502 for 1997 and 1998, respectively.

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


     (i)  INCOME TAXES

          The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j)  LOSS PER SHARE

          The Company adopted Statement of Financial Accounting Standards
          No. 128, EARNINGS PER SHARE, ("SFAS 128") in Fiscal 1998. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

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

          Due to the net loss position of the Company, the basic net loss per common share is the same as the diluted net loss per common share. Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the year. In accordance with SFAS 128, prior year statements have been restated to reflect adoption of this standard.

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


     (k)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

          During 1998, the Company adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 had no significant impact on the Company's consolidated financial statements.

     (l)  USE OF ESTIMATES

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


(3)  REVERSE STOCK SPLITS

     In June 1997, the Company completed a one-for-six reverse stock split of its issued and outstanding common stock, and in October 1997, the Company completed an additional one-for-four reverse stock split of its issued and outstanding common stock. These consolidated financial statements have been restated to reflect the reverse stock splits.

(4)  CONCENTRATION OF RISK

     The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

     The Company sells its products to various customers located in the U.S. and Canada. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral as security against accounts receivable. Total sales to Canadian customers represented approximately 25% of total revenues for the year ended March 31, 1997 and less than 1% of total revenues for the year ended March 31, 1998.

     Approximately 48% of the Company's revenues were from two customers during the year ended March 31, 1998, of which both accounted for approximately 24% each. During the year ended March 31, 1997, two customers accounted for approximately 33% of total revenues, one for approximately 21% and the other for approximately 12%.

     At March 31, 1997 and 1998, one customer accounted for approximately 84% and 75%, respectively, of the net accounts receivable balance, as the result of an initial purchase near the Company's year-end.

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


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

(5)  INVENTORIES
     Inventories consist of the following:

                                    March 31,           March 31,
                                      1997                1998
                                      ----                ----
     Finished goods                $1,848,802          $2,154,395
     Work in process                        -              86,228
     Raw materials                    553,466              15,409
     Packaging                         30,315               7,301
                                    ---------           ---------
                                   $2,432,583          $2,263,333
                                    ---------           ---------

(6)  EQUIPMENT
     Equipment consists of the following:

                                                     March 31,    March 31,
                                                       1997         1998
                                                       ----         ----
     Computer equipment                             $103,592     $106,100
     Office equipment                                 43,795       26,762
     Plant equipment                                 234,251      122,445
     Leasehold improvements                            5,670        5,670
     Capital leases:
          Plant equipment                             36,950            -
          Office equipment                            40,076       40,076
                                                     -------      -------
                                                     464,334      301,053
     Less accumulated depreciation and amortization  212,831       79,808
                                                     -------      -------
          Net equipment                             $251,503     $221,245
                                                     -------      -------

(7)  INTANGIBLE ASSETS
     Intangible assets consist of the following:

                                                     March 31,    March 31,
                                                       1997         1998
                                                       ----         ----
     Purchased technology                           $250,000     $250,000
     Patents and trademarks                          127,088      130,922
                                                     -------      -------
                                                     377,088      380,922
     Less accumulated amortization                   138,942      176,717
                                                     -------      -------
     Net intangible assets                          $238,146     $204,205
                                                     -------      -------

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


(8)  RELATED PARTIES

     At March 31, 1997 and 1998, accounts payable include $68,849 and $8,710 in payables to related parties, respectively.

     During the year ended March 31, 1997, the Company purchased $106,043 in plant equipment from and paid approximately $72,000 in consulting fees to related parties. During the year ended March 31, 1998, the Company paid approximately $56,500 in consulting fees to a related party.

(9)  LINE OF CREDIT

     At March 31, 1997, the Company had a $2,500,000 line of credit with a bank expiring August 1997. Borrowings under the line of credit bore interest at a fixed rate of 6.91%. The line of credit was secured by a $2,500,000 certificate of deposit. The line of credit was repaid in July 1997.

     In April 1997, the Company obtained a line of credit with Toronto Dominion Bank in the amount of Cdn. $1,750,000. Borrowings bore interest at the Canadian prime rate plus .25%. The Company issued to the guarantor, Bradstone Equity Partners, Inc., f/k/a H. J. Forest Products, Inc. ("Bradstone"), warrants to purchase 31,667 shares of the Company's Common Stock. The warrants were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount was being amortized to interest expense over the term of the line of credit. In July 1997, the guarantee was increased by $1.25 million to an aggregate of approximately $3 million.

     The Company repaid borrowings under the line of credit in December 1997 totaling $1,252,715, net of deemed interest of $163,592.

(10) NOTES PAYABLE TO RELATED PARTIES

     In May and July 1997, the Company borrowed at total of $1,250,000 under a note payable to Bradstone. Interest on the note was payable monthly at the Canadian prime rate plus 2%. In December 1997, the note payable to Bradstone was repaid, including accrued interest of $65,983.

     In October and November 1997, Paulson Investment Company, Inc., ("Paulson"), one of the representatives of the underwriters of the Offering, loaned the Company a total of $550,000. The loans were non-interest bearing and were to be repaid by the Company out of the net proceeds of the Offering. The Company repaid these loans in December 1997.

(11) LONG-TERM DEBT

     Long-term debt at March 31, 1997 consisted of a loan in the principal amount of $17,611, payable in equal monthly installments of Cdn. $1,767 (U.S. $1,155 at March 31, 1997), including interest at the Canadian prime rate plus 1%. The Company repaid this loan in December 1997.

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


(12) CAPITAL LEASES

     The Company leases equipment under capital lease agreements that expire through December 2002. Aggregate minimum payments to be made under these agreements at March 31, 1998 are as follows for each of the following fiscal year-ends:

               1999                                $10,229
               2000                                  9,611
               2001                                  1,834
                                                    ------
                                                    21,674
       Less amount representing interest at 9%      (2,486)
                                                    ------
                                                   $19,188
                                                    ------

     At March 31, 1997, a capital lease for plant equipment was secured by a letter of credit in the amount of $20,000. This capital lease was paid off in December 1997, and the letter of credit was released at that time.

(13) OPERATING LEASES

     The Company leases office facilities and certain equipment under operating lease agreements that expire through November 2000. Aggregate minimum rental payments to be made under these agreements at March 31, 1998 are as follows for each of the following fiscal year ends:

          1999                                     $85,247
          2000                                      82,367
          2001                                      29,736

     Total rent expense for operating leases during the years ended March 31, 1997 and 1998 amounted to $134,176 and $100,889, respectively.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


(14) STOCKHOLDERS' EQUITY

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


     (a)  Public Offering

          On December 15, 1997, the Company completed a public offering ("the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from the Offering were $6,823,972, net of offering costs. All of the Company's outstanding debt was repaid in December 1997 with proceeds from the Offering.

     (b)  WARRANTS

          At March 31, 1998, the Company had warrants outstanding to purchase common shares as follows:

                                                                                MARCH 31
                                                                                --------
                                                                         1997                 1998
                                                                         ----                 ----
     Warrants issued in conjunction with the Private Placement
       whereby one warrant entitles the holder to purchase one
       share at Cdn. $22.68 extended until October 5, 1998            135,708                135,708
     Warrants issued pursuant to the second short-term loan
       whereby one warrant entitles the holder to purchase one
       share at Cdn. $28.80 until October 1, 1997                      11,716                      -
     Warrants issued pursuant to the guarantee of the bank line of credit whereby one warrant entitles the holder to
       purchase one share at $7.44 through May 8, 1998 and
       thereafter at $8.64 through May 8, 1999                              -                 31,667
     Warrants issued whereby one warrant entitles the holder to
       purchase one share at Cdn. $5.04 until October 21, 1999              -                  8,000
     Warrants issued in conjunction with completion of public
       offering at a price of $7.50 through December 15, 2002               -              1,750,000
                                                                      -------              ---------
            Total warrants outstanding                                147,424              1,925,375
                                                                      -------              ---------

     On May 5, 1998, the Company reduced the exercise price of the Special Warrants and the Bradstone Warrants to $1.875 per share (representing the closing price per share of the common stock on that date). In addition, on May 5, 1998, the number of shares of common stock entitled to be purchased by the following holders of Special Warrants were increased as follows:

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998

     NAME OF INVESTOR                                            NUMBER OF WARRANTS
     ----------------                                            ------------------
     Brant Investments Limited c/o Royal Trust
        Corp. of Canada . . . . .  . . . . . . . . . . . .             18,186
     Robert G. Atkinson. . . . . . . . . . . . . . . . . .             13,372
     RBC Dominion Securities, Inc. ITF A/C
        Robert G. Atkinson . . . . . . . . . . . . . . . .                214
     Brenark Securities Ltd. . . . . . . . . . . . . . . .              8,558
     Roytor & Co. c/o the Royal Bank of Canada                         23,288
     Michael Steele. . . . . . . . . . . . . . . . . . . .              1,830
     James R. Tuer . . . . . . . . . . . . . . . . . . . .              2,407
                                                                      -------
     Total . . . . . . . . . . . . . . . . . . . . . . . .             67,855
                                                                      -------

   On May 5, 1998, the Company issued warrants to Bradstone Equity Partners, Inc. to purchase 50,000 shares of Common Stock at $1.875 per share at any time until May 4, 2000. Bradstone Equity Partners, Inc. is a Canadian publicly held corporation. These warrants were issued pursuant to Regulation S.

(15) EMPLOYEE BENEFIT PLANS

     (a)  RETIREMENT PLAN

          In March 1997, the Company established a 401(k) savings and retirement plan covering all full time employees who are at least 21 years of age and have at least three months of service. Under the plan, employees may defer up to 15% of their pretax salary, but not more than the statutory limits. The Company did not match employee contributions to the plan for the years ended March 31, 1997 and March 31, 1998.

     (b)  STOCK OPTION PLANS

          As of March 31, 1998, the Company had two stock option plans which are described below. The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option awards.
          Had compensation cost for the Company's stock option awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      YEAR ENDED MARCH 31
                                                      -------------------
                                                     1997             1998
                                                     ----             ----
     Net loss:
          As reported                                $2,904,886       $3,452,680
          Pro forma                                   3,228,949        3,583,052

     Net loss per share:
          As reported                                $     2.94       $     2.24
          Pro forma                                        3.27             2.33

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


     The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 1997: expected volatility of 55%; risk free interest rate of 6.50%; expected lives of four years; and a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 1998: expected volatility of 83.4%; risk free interest rate of 6.50%; expected lives of four years; and a zero percent dividend yield.

     A summary of the plans is as follows:

- 1993 INCENTIVE PROGRAM: Under the 1993 Incentive Program, as amended and restated, 87,167 shares of common stock plus 10% of any increase in the number of shares of common stock issued and outstanding from the date of the program agreement to the date the program was formally adopted by the Company's Board of Directors are available for grant to eligible employees and consultants of the Company. The aggregate fair market value of stock which becomes exercisable by an individual grantee pursuant to the plan is limited to $100,000 in any calendar year.

     Stock options under the 1993 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees, and after two years of affiliation with the Company for consultants. Although the program allows stock options to be issued for a maximum term of ten years, all stock options outstanding have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the closing bid price on the date of the Board of Directors' approval.

     In November 1996, the Company's Board of Directors resolved that no additional stock options would be granted under the 1993 Incentive Program. At March 31, 1997 and 1998, 89,733 and 88,650 stock options remained outstanding, respectively, under the 1993 Incentive Program.


- 1996 INCENTIVE PROGRAM: Under the 1996 Incentive Program, 208,333 shares of common stock less any shares outstanding under the 1993 Incentive Program, plus any shares forfeited under the 1996 and 1993 Incentive Programs, shares purchased by the Company on the open market and shares surrendered to the Company in payment of the exercise price of stock options issued under the 1996 and 1993 Incentive Programs are available for grant to eligible employees and consultants of the Company. No award may be granted which will result in the awards outstanding under the plan to be more than 25% of the total number of shares the Company has outstanding.

          Stock options under the 1996 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees and after two years of affiliation with the Company for consultants. Although the program allows stock options to be issued for a maximum term of ten years, all stock options outstanding have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the closing bid price on the date of the Board of Directors' approval.

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Years ended March 31, 1997 and 1998


     In August 1997, the Company amended its 1996 Incentive Program to, among other things, modify the total shares of common stock available for grant to eligible employees and consultants of the Company from 208,333 to 625,000. The amendment was approved by the Company's stockholders in October 1997.

     At March 31, 1997 and 1998, 53,000 and 350,708 stock options, respectively, are outstanding and 65,600 and 185,642 are available for future grant under the 1996 Incentive Program.

     A summary of the Company's stock option plans' activity is presented below:

                                                YEARS ENDED MARCH 31
                                                --------------------
                                              1997                1998
                                        -----------------   ------------------
                                                  WEIGHTED            WEIGHTED
                                        NUMBER    AVERAGE   NUMBER    AVERAGE
                                          OF      EXERCISE    OF      EXERCISE
STOCK OPTIONS                           OPTIONS   PRICE(1)  OPTIONS   PRICE (1)
                                        -------   --------  -------   ---------
     Outstanding at beginning of
       Period                            86,067    $19.68   142,733   $16.08
     Granted                             70,083     12.00   306,250     5.00
     Canceled                                 -       -      (6,250)    5.00
     Forfeited                          (13,417)    18.48    (3,375)   19.68
                                        -------             -------
     Outstanding at end of period       142,733     16.08   439,358     8.51
                                        -------             -------
     Options exercisable at period-end  119,067     16.80   198,525    12.21
                                        -------             -------

     Weighted-average fair value of
       options granted during the
       period                                      $5.04              $  .78

(1) Reflects the 1:6 reverse stock split effective June, 1997 and the 1:4 reverse stock split effective October 1997.


     In March 1996, the Company modified the exercise price on 28,500 stock options granted in February 1994 from $30.00 to $19.68.

     In August 1997, the Company granted 306,250 stock options, subject to certain contingencies, at an exercise price of $5.00. The options are exercisable on various dates beginning in January 1998.

     On May 5, 1998, the Company canceled all options outstanding under the 1993 and 1996 Incentive Programs and issued new options to purchase such shares pursuant to the 1996 Incentive Program, as amended, at an exercise price of $1.875 per share.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Years ended March 31, 1997 and 1998


     The following is a summary of stock options outstanding at March 31, 1997:

                                            OPTIONS OUTSTANDING
                                            -------------------
                                              WEIGHTED-AVERAGE
                                 NUMBER          REMAINING         NUMBER OF OPTIONS
   EXERCISE PRICES             OUTSTANDING    CONTRACTUAL LIFE        EXERCISEABLE
   ---------------             -----------    ----------------        ------------
        $19.68                   74,942          3.50 years              74,192
         12.00                   67,791          4.69 years              44,875

     The following is a summary of stock options outstanding at March 31, 1998:

                                            OPTIONS OUTSTANDING
                                            -------------------
                                              WEIGHTED-AVERAGE
                                 NUMBER          REMAINING         NUMBER OF OPTIONS
   EXERCISE PRICES             OUTSTANDING    CONTRACTUAL LIFE        EXERCISEABLE
   ---------------             -----------    ----------------        ------------
        $19.68                    73,858            2.90                  73,858
         12.00                    65,500            3.66                  49,667
          5.00                   300,000            4.41                  75,000

(16) INCOME TAXES

     The Company had net deferred tax assets, primarily consisting of net operating loss carryforwards, of approximately $3,468,000 and $1,650,000 for the years ended March 31, 1997 and 1998, respectively. Total U.S. Federal net operating loss carryforwards of approximately $8,900,000 at March 31, 1998 expire in the years 2009 to 2013, but are further limited as discussed below.

     The Company has not recorded an income tax benefit in the years ended March 31, 1997 and 1998 due to the recording of a valuation allowance as an offset to the net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of the deferred tax assets. During Fiscal 1998, the deferred tax asset and corresponding valuation allowance were decreased by approximately $1,818,000 to reflect limitations due to an effective change of ownership arising from a sale of common stock. A significant portion of the U.S. Federal net operating loss will expire unused because of this change. Utilization of operating loss carryforwards of approximately $1,700,000 generated subsequent to the Offering are not limited.

     The income tax provision reconciled to the tax computed at the statutory Federal rate was:

     Tax benefit at statutory rate                    $ 1,174,000

     Change in valuation allowance                      1,818,000

     Change in control resulting in net
          operating loss limitations                   (2,992,000)
                                                      -----------
                                                      $    --
                                                      -----------

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, money market funds, certificates of deposit, receivables, accounts payable, line of credit, notes payable and long-term debt. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates.

                         CARING PRODUCTS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Years ended March 31, 1997 and 1998

(18) COMMITMENTS, CONTINTENCIES AND SUBSEQUENT EVENTS

     During Fiscal 1998, the Company settled all outstanding litigation. The Company is subject to various claims and contingencies related to lawsuits, taxes and other matters arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     The raw material for the Company's liners is manufactured under a supply agreement, which expires in August 2003 with Buckeye Cellulose Corporation, formerly known as Merfin Hygienic Products Ltd. ("Buckeye"). Under the Buckeye agreement, the Company is required to meet certain annual minimum purchase requirements, and until such minimums are met, is required to purchase all of its requirements from Buckeye. The price at which the Company is entitled to purchase the material from Buckeye is negotiated on an annual basis.

(19) GEOGRAPHIC INFORMATION

     The Company operates in one industry: the marketing of proprietary urinary incontinence products for adults and children over the age of four. A summary of the Company's operations by geographic area follows:

                                                      YEAR ENDED MARCH 31
                                                      -------------------
                                                     1997             1998
                                                     ----             ----
Revenues:
     U.S.                                         $1,916,263       $1,771,373
     Canada                                          371,234          201,690
                                                   ---------        ---------
       Total revenues                             $2,287,497       $1,973,063
                                                   ---------        ---------

                                                      YEAR ENDED MARCH 31
                                                      -------------------
                                                     1997             1998
                                                     ----             ----
Net loss:
     U.S.                                         $2,082,450       $2,853,774
     Canada                                          822,436          598,906
                                                   ---------        ---------
       Total net losses                           $2,904,886       $3,452,680
                                                   ---------        ---------

                                                      YEAR ENDED MARCH 31
                                                      -------------------
                                                     1997             1998
                                                     ----             ----
Assets:
     U.S.                                         $4,939,873       $5,923,494
     Canada                                        1,448,664          815,476
                                                   ---------        ---------
       Total assets                               $6,388,537       $6,738,970
                                                   ---------        ---------

                                                      YEAR ENDED MARCH 31
                                                      -------------------
                                                     1997             1998
                                                     ----             ----
Net assets of Canadian subsidiary                 $1,340,171       $  765,332
                                                   ---------        ---------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a)  CHANGES IN ACCOUNTANTS

     On March 18, 1998, the Company filed Form 8-K describing a change in its accountants from KPMG Peat Marwick LLP to Peterson Sullivan P.L.L.C., which stated the following:

     KPMG (chartered accountants) and KPMG Peat Marwick LP, collectively KPMG, were previously the principal accountants for Caring Products International, Inc. On March 11, 1998, KPMG's appointment as principal accountants was terminated and on March 12, 1998, Peterson Sullivan P.L.L.C. was engaged as principal accountants. The decision to change accountants was recommended by the audit committee of the board of directors and was approved by the board of directors.

     In connection with the audits of the two fiscal years ended March 31, 1997, and the subsequent interim period through March 11, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     Under dates of August 29, 1997 and December 23, 1997, KPMG reported to the board of directors and the audit committee of the board of directors, respectively, a reportable condition that KPMG considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to KPMG's attention that, in their judgment, relate to significant deficiencies in the design or operations of internal control and could adversely affect the Registrant's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. A material weakness is a reportable condition in which the design or operation of internal control does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material to the consolidated financial statements may occur and not be detected and corrected within a timely period by employees in the normal course of performing their assigned duties.

     KPMG indicated the Company had material weaknesses. The identified material weaknesses related to deficiencies in the Company's accounting and reporting function. The principal deficiencies included: ineffective monthly account analyses and reconciliations; inaccurate inventory records; unrecorded monthly journal entries for recurring accruals; and improper accounting for foreign currency transactions.

     In addition, KPMG reported that some personnel were not effectively supervised to ensure satisfactory performance of their duties and did not possess the requisite accounting knowledge to comply with generally accepted accounting principles.

     In May 1997, subsequent to the aforementioned material weakness being identified, Registrant consulted with and engaged Peterson Sullivan P.L.L.C. to assist Registrant with its accounting as of and for the year ended March 31, 1997, and for periods subsequent thereto. Accounting assistance included, but was not limited to, account analysis, review and follow-up of unusual items, and preparation of journal entries and general ledger trial balances. In September 1997, the Registrant hired a new chief financial officer. These actions were taken by the Registrant to mitigate its material weakness related to the accounting and reporting function.

     The audit reports of KPMG on the consolidated financial statements of Caring Products International, Inc. and subsidiaries as of and for the years ended March 31, 1997 and 1996, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     On May 6, 1998, the Company filed Form 8-K describing a change in its accountants from Peterson Sullivan P.L.L. C. to Grant Thornton LLP.

     (c)  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(A) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stocholders are required by regulations promulgated under the exchange act to furnish the Company with copies of all Section 16(a) reports filed. Based solely on the Company's review of copies of the
Section 16(a) reports filed for the fiscal year ended March 31, 1998, the company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year ended March 31, 1998.

     The following table sets forth information concerning the directors and executive officers of the Company as of March 31, 1998:

     NAME                             AGE    POSITION
     ----                             ---    --------
     William H.W. Atkinson (1) (2)    55     Chairman of the Board
                                             And Chief Executive Officer

     Susan A. Schreter (1)            37     President, Director

     Priscilla Cain                   40     Chief Operating Officer

     Sandra L. Sternoff               40     Chief Financial Officer

     Anthony A. Cetrone (1) (3)       69     Director

     Michael M. Fleming (2) (3)       49     Director

     Paul Stanton (2)                 60     Vice Chairman of the Board

     Dr. Herbert Sohn                 70     Director

     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

     (1)  Member of the Executive Committee.
     (2)  Member of the Audit Committee.
     (3)  Member of the Compensation Committee.


     The Company's by-laws provide that the size of the Board of Directors shall initially be fixed by the Incorporator, and thereafter may be changed by resolution of the Board. The Company's Board of Directors currently is fixed at eight members, and there are two vacancies. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the Board are held when and as deemed necessary or appropriate, but the Board has two regularly scheduled meetings per year. Officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of the Company's officers and directors.

     WILLIAM H.W. ATKINSON co-founded the Company in November 1992 and has been Chairman of the Board since inception. He became the Company's Chief Executive Officer in May 1994. Since January 1994, Mr. Atkinson also has served as the Chairman of the Board of Caring Products Industries, Ltd., Burnaby, British Columbia, a subsidiary of the Company that engaged in healthcare product manufacturing and distribution. From September 1987 through April 1994, Mr. Atkinson was Vice-Chairman and a Trustee of Mercer International, Vancouver, British Columbia, a Nasdaq-traded company with interests in the financial services, natural resources and pulp and paper businesses in Europe.

     SUSAN A. SCHRETER co-founded the Company in November 1992 and has served as president and a director since inception. From July 1985 to December 1992, she was founder and President of Beta International, Inc., New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition due diligence, cash flow planning, strategic business planning and capital investment. From February 1992 to January 1995, Ms. Schreter served as a director of Omnicorp Limited, a provider of environmental services.

     PRISCILLA A. CAIN has been the Vice President of Operations since August 1996 and was promoted to Chief Operating Officer on June 22, 1998. She was the director of Cain Consulting from February 1998 through July 1998, providing information systems and manufacturing expertise to emerging growth companies. From 1988 through July 1996 she served as the Corporate Manager of Information Systems for Derby Cycle Corporation, the producer of private label and name-brand pleasure and racing bicycles.

     SANDRA L. STERNOFF joined the Company as Chief Financial Officer on October 1, 1997. From October 1994 to September 1997, she served as Vice
     President of Finance for John F. Throne & Co., a firm providing insurance brokerage services to the aviation and transportation industries. From October 1993 to September 1994, she was Controller for Jones/Rodolfo Corporation, a designer and manufacturer of men's and women's golf and casual apparel. From September 1990 through September 1993, Ms. Sternoff was managing partner of Sternoff Development Company, a real estate development and management company.

     ANTHONY A. CETRONE, a director of the Company since September 1993, has been President and Chief Executive Officer of Micron Medical Products ("Micron Medical"), Fitchburg, Massachusetts, a medical products company, since April 1988. Micron Medical has been a subsidiary of Arrhythmia Research Technology, Inc., Austin, Texas, a company that manufactures cardiological medical products ("Arrhythmia Research") since November 1992. Since October 1991, he has also served as the Chairman of the Board of Micron Products, the parent of Micron Medical. From January 1993 to February 1995, Mr. Cetrone also served as the President and Chief Executive Officer of Arrhythmia Research and has served on Arrhythmia's Board since November 1992.

     MICHAEL M. FLEMING has been affiliated with the law firm of Ryan, Swanson & Cleveland, Seattle, Washington, since November 1992, where he has specialized in real estate, dispute resolution, securities and environmental matters. He was associated with the firm on an "of counsel" basis from November 1992 until January 1996, at which time, he became a partner in the firm. Since July 1988, Mr. Fleming has also served as the President and owner of Kidcentre, Inc., a provider of childcare services in Seattle, Washington. Since April 1985, he has also been the President and owner of Fleming Investment Co., Seattle, Washington, a private investment company. Mr. Fleming was elected to the Company's Board of Directors in November 1992.

     DR. HERBERT SOHN was elected to the Board of Directors in August 1997. Since 1989, Dr. Sohn has served as an attending urologist at the Louis A. Weiss Memorial Hospital in Chicago. He has also served as a clinical associate professor of surgery at the Abraham Lincoln School of Medicine at the University of Illinois since 1973. A graduate of the Chicago Medical School, Dr. Sohn completed residencies in urology and surgery at the University Hospitals of Cleveland. He also received a Juris Doctorate degree from the John Marshall Law School.

     PAUL STANTON was elected to the Board of Directors in September 1996 and has served as Vice Chairman of the Board since joining the board. He also has served as a consultant to the Company since February 1996. Mr. Stanton has been employed as President of Paul Stanton & Associates, which provides strategic analysis and consulting services to product manufacturers and retail drug chains, since January 1996. From February 1986 to December 1995, he was Vice President of General Merchandise and Drug Store Merchandising of Pathmark, an East Coast supermarket chain.

     COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's Board of Directors has established three committees:
     Executive Committee, Compensation Committee and Audit Committee. The Board appoints the members of the various committees and those members serve at the discretion of the Board.

     The Executive Committee, consisting of three members, has been delegated the authority to exercise all powers and authority of the Board of Directors in the management of the business and affairs of the Company, including the right to authorize: (i) the purchase of stock; (ii) adopt an agreement of merger or consolidation; (iii) recommend to the stockholders the sale, lease or exchange of all or substantially all of the Company's properties or assets; (iv) recommend to the stockholders a dissolution of the Company or a revocation of dissolution; (v) amend the by-laws; or (vi) authorize the declaration of a dividend. The Executive committee meets at such times, as it deems appropriate.

     The Compensation Committee has been established to review and make recommendations to the Board regarding the compensation to be paid by the Company and its subsidiaries to their executive officers, key employees and consultants, including, without limitation, the grant of incentive awards under the Company's incentive program. See - "Stock Option Plans." The Compensation Committee consists solely of independent directors and meets at such times, as it deems appropriate.

     The Audit Committee has been established to review and monitor the general policies and practices of the Company and its subsidiaries with regard to accounting, financial reporting, internal auditing and financial controls and to serve as a channel of communication between the Board of Directors and the Company's independent certified accountants. At least a majority of the Audit Committee consists of independent directors. The Audit Committee meets at such times, as it deems appropriate.


ITEM 10.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended March 31, 1996, 1997 and 1998 of the Company's Chief Executive Officer and President (the "Named Executive Officers"). No other executive officer of the Company received salary and bonuses of $100,000 or more in the fiscal year ended March 31, 1998.

                         SUMMARY COMPENSATION TABLE*

                                                                  LONG-TERM
                                                      ANNUAL     COMPENSATION
                                                   COMPENSATION     AWARDS
                                                   ------------     ------
                                                      SALARY     OPTIONS/SAR'S
NAME OF PRINCIPAL POSITION                   YEAR     ($)          (#)
--------------------------                   ----    -------      -------
William H.W. Atkinson                        1998   $125,000      112,500
   Chief Executive Officer and Chairman      1997    125,000       13,583
                                             1996     96,000       11,075

Susan A. Schreter                            1998   $125,000      112,500
   President and Director                    1997    125,000       13,583
                                             1996     96,000       11,075

_ _ _ _ _ _ _ _ _

* Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive no salary for their services as such, but receive a fee of $2,500 for each meeting attended, and may participate in the Company's stock option plans. The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and committees thereof.

EMPLOYMENT AGREEMENTS. In December 1993, the Company entered into three-year employment agreements with Mr. Atkinson and Ms. Schreter, the Company's Chief Executive Officer and President, respectively. Both agreements were subsequently amended as of March 1996 to provide, among other things, for an additional three-year term. Each agreement may be terminated for "cause" (as defined in the agreements) and under circumstances set forth in the agreements. Under the terms of the agreements, Mr. Atkinson and Ms. Schreter are both entitled to receive an annual base salary of $125,000, or such higher salary as may be approved by the Board of Directors from time to time. Each year during the term of their agreements, Mr. Atkinson and Ms. Schreter are entitled to receive stock options in an amount equal to at least 20% of the aggregate number of options offered under the Company's option and incentive plans to all officers, key executives, directors, professional or administrative employees or consultants or advisors, any of its subsidiaries or any of its agents (as defined in the respective plans), or to a cash payment to compensate for the shortfall in the event this provision is not complied with. Mr. Atkinson and Ms. Schreter also are entitled to participate in any bonus or profit sharing plan that may be adopted from time to time by the company, and to specified additional bonus payments and option grants upon termination under certain specified circumstances. Upon a change in control, as defined in the agreements, Mr. Atkinson and Ms. Schreter will be entitled to receive, in addition to other compensation and benefits due them, his or her then-effective base salary for a period of three years from the date of termination, plus all benefits, other than the bonus and stock options (or the value thereof), to which they would have been entitled had they continued their employment. In addition, the agreements provide that Mr. Atkinson and Ms. Schreter are entitled to receive all rights, privileges and fringe benefits afforded to other senior executives of the Company and to payment or reimbursement for reasonable expenses incurred in the performance of his or her respective services under the agreement. The agreements also contain confidentiality provisions.

     OPTION GRANTS. The following tables shows at March 31, 1998, certain information regarding options granted to the Named Executive Officers.

                OPTION GRANTS IN LAST FISCAL YEAR
                      (INDIVIDUAL GRANTS)

                         NUMBER OF     PERCENT TO
                         SECURITIES   TOTAL OPTIONS
                         UNDERLYING     GRANTED TO
                           OPTIONS     EMPLOYEES IN    EXERCISE OR BASE  EXPIRATION
NAME                     GRANTED (#)  FISCAL YEAR (1)   PRICE ($/SHARE)     DATE
----                     -----------  ---------------   ---------------     ----
William H.W. Atkinson    112,500 (2)       37%              $  5.00        8/27/02

Susan A. Schreter        112,500 (2)       37%              $  5.00        8/27/02

_ _ _ _ _ _ _ _ _

(1) Based on options to purchase 306,250 shares of Common Stock granted to employees, directors and consultants, including executive officers, in Fiscal 1997.
(2) The terms of such options are consistent with those of options granted to other employees and directors under the Company's Stock Option Plans. The options vested immediately because of length of service. The Plans provisions permitting the Board of Directors to, among other things, accelerate vesting of options in the event of a change in control of the Company.

FISCAL YEAR END OPTIONS/OPTION VALUES TABLE. The following table sets forth information regarding exercises of stock options during the fiscal year ended March 31, 1998 by the Named Executive Officers and the year-end values of exercised and unexercised options by such Named Executive Officers:



      AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1998
                    AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                                 VALUE OF
                                                                                UNEXERCISED
                                                              NUMBER OF        IN-THE-MONEY
                                                             UNEXERCISED         OPTIONS AT
                                                          OPTIONS AT FISCAL     FISCAL YEAR
                              SHARES                         YEAR END (#)          END (#)
                             ACQUIRED ON    VALUE REALIZED  EXERCISABLE/        EXERCISABLE/
     NAME                    EXERCISE (#)        ($)        UNEXERCISABLE      UNEXERCISABLE
     ----                    ------------        ---        -------------      -------------
     William H.W. Atkinson       0                $0       140,325(1)/0(2)      $0(1)/$0(2)

     Susan A. Schreter           0                $0       140,325(1)/0(2)      $0(1)/$0(2)

     _ _ _ _ _ _ _ _ _
     (1)  Exercisable options.

     (2)  Unexercisable options.

     On August 27, 1997, the Company awarded Susan A. Schreter stock options to purchase 112,500 shares of Common Stock (the "Schreter Options) and William H.W. Atkinson stock options to purchase 112,500 shares of Common Stock (the "Atkinson Options"), under an amendment to the 1996 Stock Option Plan adopted by the Board of Directors on such date and subsequently approved by the requisite vote of the stockholders. The number of the Schreter Options and the Atkinson Options (the "Options") will be reduced pro rata if the total number of stock options held by Mr. Atkinson (including the Atkinson Options) exceeds 7.7% of the total number of shares of Common Stock issued and outstanding (excluding shares issuable upon exercise of outstanding options and warrants) upon completion of the Offering. The exercise price per share of the Options is $5.00. The Options vest in four equal semi-annual installments commencing six months from the date of grant.
The Options terminate upon the expiration of five years from the date of grant, or, if sooner, three months after termination of Ms. Schreter or Mr. Atkinson, as the case may be, as an employee of the Company for any reason (or such shorter period as required by the VSE, if any) and, if her r his employment is terminated for cause, their respective Options terminate immediately. In addition, the Options are subject to the terms and conditions of the 1996 Stock Option Plan. See "Management - Stock Option Plans."

STOCK OPTION PLANS

     The Company's 1993 Incentive Program (the "1993 Stock Option Plan") was adopted by the Board of Directors and approved by the Company's stockholders in November 1993. The Company's 1996 Incentive Program (the "1996 Stock Option Plan") was adopted by the Board of Directors and approved by the Company's stockholders in November 1996. Pursuant to the terms of the 1996 Stock Option Plan, no further awards will be made under the 1993 Stock Option Plan. The 1993 Stock Option Plan and the 1996 Stock Option Plan are sometimes collectively referred to as the "Stock Option Plans." The Stock Option Plans were adopted to provide a means by which selected officers, employees, directors and consultants to the Company could be given an opportunity to purchase stock in the Company. The purpose of the Stock Option Plans is to promote the growth of the Company by enabling the Company to attract and retain the best available persons for positions of substantial responsibility and to provide certain key employees with additional incentives to contribute to the success of the Company.

     Under the 1993 Stock Option Plan, 87,167 were initially reserved for issuance. The 1993 Stock Option Plan further provides for an increase of 10% of any increase in the number of shares issued and outstanding over the number of shares outstanding on December 20, 1993, the date the 1993 Stock Option Plan was adopted. As of March 31, 1998, a total of 88,650 options were outstanding under the 1993 Stock Option Plan. No further awards will be made under the 1993 Stock Option Plan.

     Under the 1996 Incentive Program, the aggregate number of shares of Common Stock that may be issued or transferred is 208,333 (the "Base Amount"), plus (i) any shares of Common Stock which are forfeited under the 1993 Stock Option Plan or the 1996 Stock Option Plan after the Board's adoption of the 1996 Stock Option Plan; plus (ii) the number of shares of Common Stock repurchased by the Company in the open market and otherwise with an aggregate price no greater than the cash proceeds received by the Company from the sale of shares under the 1993 Stock Option Plan or the 1996 Stock Option Plan; plus (iii) any shares of Common Stock surrendered to the Company in payment of the exercise price of options issued under the 1993 Stock Option Plan or the 1996 Stock Option Plan; provided, that the aggregate number of shares available for grants at any given time will be reduced by the aggregate of all shares previously issued or transferred pursuant to the Stock Option Plans plus the aggregate of all shares which may become subject to issuance or transfer under then-outstanding and then-currently exercisable grants under the Stock Option Plans; and provided, further, that no award may be issued that would bring the total of all outstanding awards under the 1996 Stock Option Plan to more than 25% (the "Maximum Percentage") of the total number of the shares of Common Stock at the time outstanding. The maximum number of shares for which options may be granted under the 1996 Stock Option Plan to any person during any calendar year is 41,667 (the "Annual Amount").

     On August 27, 1997, the Board of Directors adopted an amendment to the 1996 Stock Option Plan (the "Amendment"), pursuant to which the Base Amount was increased from 208,333 shares to 625,000 shares, the Annual Amount was increased from 41,667 shares to 150,000 shares and the Maximum Percentage was increased from 25% to 35%. The Company's stockholders approved the Amendment on October 6, 1997, as required, which was subject by its terms and under applicable regulatory requirements to the completion of the Offering which was completed in December 1997. Pursuant to the Amendment, stock option grants may be made prior to such stockholder approval, but in no event may such grants be exercised until such approval is obtained. As of March 31, 1998, a total of 350,708 options were outstanding under the 1996 Stock Option Plan.

     At March 31, 1997 and 1998, 53,000 and 350,708 stock options, respectively, are outstanding and 65,600 and 185,642 are available for future grant under the 1996 Incentive Program.

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

     The maximum term of incentive stock options under the Stock Option Plans is 10 years, except that in certain cases, as discussed below, the maximum term is five years. The exercise price of incentive stock options under the Stock Option Plans may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and, in some cases, as discussed below, may not be less than 110% of such fair market value. The exercise price of non-qualified options under the Stock Option Plans is determined by the Board, which has agreed not to grant non-qualified options that have an exercise price less than 85% of the fair market value of the Common Stock subject to the option on the date of the option grant.

     No incentive stock option may be granted under the Stock Option Plans to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of option does not exceed five years from the date of grant. For incentive stock options granted under the Stock Option Plans, the aggregate fair market value, determined at the time of grant, of the shares of Common Stock with respect to which such options are exercisable for the first time by any Grantee during any calendar year (under all such plans of the Company and it affiliates) may not exceed $100,000.

     Grants under the 1993 Stock Option Plan terminate within such period determined by the Board up to 90 days after the grantee ceases to be employed by the Company or any affiliate of the Company, unless (I) termination of employment is due to such person's permanent and total disability (as defined in the Code), in which case the Grant may be exercised at any time within twelve months of such termination; (ii) the grantee dies while employed by the Company or any affiliate of the Company, in which case the Grant may be exercised (to the extent the option was exercisable at the time of the grantee's death) within such period determined by the Board between six and twelve months of the grantee's death by the person or persons to whom the rights to such option passed by will or by the laws of descent and distribution; or (ii) the Grant by its terms specifically provides otherwise.
 Grants under the 1996 Stock Option Plan may be exercised only while the Grantee is in the employment or consultancy of the Company, except that the Board or Committee may provide for partial or complete exceptions to this requirement. The Stock Option Plans terminate on the tenth anniversary of their respective effective dates unless terminated earlier by the Board or extended by the Board.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information, as of March 31, 1998 (adjusted to reflect the Reverse Stock Splits effected on June 16, 1997 and October 20, 1997) with respect to the beneficial ownership of the Company's Common Stock by (I) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.

                                                 NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER             SHARES (1)         PERCENT OWNED
OFFERING
------------------------------------             ----------         -------------
Wayne M. Hamersly                                 175,000               6.3%
     811 Southwest Front Avenue, Suite 200
     Portland, Oregon  97204

Susan A. Schreter (2)                             126,095               4.5%
     200 First Avenue West, Suite 200
     Seattle, WA  98119

William H.W. Atkinson (3)                         126,142               4.5%
     290 Montroyal
     Vancouver, BC
     Canada

Priscilla Cain (4)                                 22,917                *

Anthony A. Cetrone (5)                              9,512                *

Michael M. Fleming (5)                              9,512                *

Paul Stanton (6)                                   12,500                *

Dr. Herbert Sohn (7)                                2,083                *

All Executive Officers and Directors
  as a Group (7 persons) (8)                      308,761              11.1%

                                        (SEE FOOTNOTES ON FOLLOWING PAGE.)
_ _ _ _ _ _ _ _ _ _
*    Less than 1%.
(1) Beneficial ownership of directors, officers and 5% or more stockholders includes both Outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will become exercisable within 60 days of July 4, 1998. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes 87,200 shares issuable upon exercise of currently outstanding stock options.
(3) Includes 88,242 shares issuable upon exercise of currently outstanding stock options.
(4) Includes 22,917 shares issuable upon exercise of currently exercisable stock options.
(5) Includes 9,417 shares issuable upon exercise of currently exercisable stock options.
(6) Includes 12,500 shares issuable upon exercise of currently exercisable stock options.
(7) Includes 2,083 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 222,359 shares issuable upon exercise of currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Paul Stanton, the Vice-Chairman of the Board of Directors of the Company, has provided consulting services to the Company since June 1996. Pursuant to an oral arrangement with the Company, Mr. Stanton received consulting fees of $56,500 in Fiscal 1998.

     It is the policy of the Company with respect to insider transactions, that all transactions between the Company, its officers, directors, principal stockholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. The Company believes that the transactions described above complied with such policy.

     In October 1997, Paulson Investment Company, Inc. ("Paulson"), one of the Representatives of the underwriters of the Offering, loaned the Company a total of $550,000. The loans were non-interest bearing and were repaid by the Company out of the net proceeds of the Offering in December 1997.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     27.1  Financial Data Schedule

(a)  REPORTS ON FORM 8-K.

     On March 18, 1998, the Company filed Form 8-K indicating a change in auditors from KPMG Peat Marwick LLC to Peterson Sullivan P.L.L.C., which stated the following:

     KPMG (chartered accountants) and KPMG Peat Marwick LP, collectively KPMG, were previously the principal accountants for Caring Products International, Inc. On March 11, 1998, KPMG's appointment as principal accountants was terminated and on March 12, 1998, Peterson Sullivan P.L.L.C. was engaged as principal accountants. The decision to change accountants was recommended by the audit committee of the board of directors and was approved by the board of directors.

     In connection with the audits of the two fiscal years ended March 31, 1997, and the subsequent interim period through March 11, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     Under dates of August 29, 1997 and December 23, 1997, KPMG reported to the board of directors and the audit committee of the board of directors, respectively, a reportable condition that KPMG considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to KPMG's attention that, in their judgment, relate to significant deficiencies in the design or operations of internal control and could adversely affect the Registrant's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. A material weakness is a reportable condition in which the design or operation of internal control does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material to the consolidated financial statements may occur and not be detected and corrected within a timely period by employees in the normal course of performing their assigned duties.

     KPMG indicated the Company had material weaknesses. The identified material weaknesses related to deficiencies in the Company's accounting and reporting function. The principal deficiencies included: ineffective monthly account analyses and reconciliations; inaccurate inventory records; unrecorded monthly journal entries for recurring accruals; and improper accounting for foreign currency transactions.

     In addition, KPMG reported that some personnel were not effectively supervised to ensure satisfactory performance of their duties and did not possess the requisite accounting knowledge to comply with generally accepted accounting principles.

     In May 1997, subsequent to the aforementioned material weakness being identified, Registrant consulted with and engaged Peterson Sullivan P.L.L.C. to assist Registrant with its accounting as of and for the year ended March 31, 1997, and for periods subsequent thereto. Accounting assistance included, but was not limited to, account analysis, review and follow-up of unusual items, and preparation of journal entries and general ledger trial balances. In September 1997, the Registrant hired a new chief financial officer. These actions were taken by the Registrant to mitigate its material weakness related to the accounting and reporting function.

     The audit reports of KPMG on the consolidated financial statements of Caring Products International, Inc. and subsidiaries as of and for the years ended March 31, 1997 and 1996, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     On May 6, 1998, the Company filed Form 8-K indicating a change in auditors from Peterson Sullivan P.L.L.C. to Grant Thornton LLP.

                                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on July 13, 1998.

                              CARING PRODUCTS INTERNATIONAL, INC.

                              By:       /s/ William H.W. Atkinson
                                  -------------------------------
                              -    William H.W. Atkinson
                              -    Chairman of the Board and
                                   Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                         TITLE                    DATE
     ---------                         -----                    ----

/s/  William H.W. Atkinson    Chairman of the Board         July 13, 1998
- - - - - - - - - - - - -     and Chief Executive Officer
William H.W. Atkinson         (Principal Executive Officer)

/s/  Susan A. Schreter        President and Director        July 13, 1998
- - - - - - - - - - - - -
Susan A. Schreter

/s/  Anthony A. Cetrone       Director                      July 13, 1998
- - - - - - - - - - - - -
Anthony A. Cetrone

/s/  Michael M. Fleming       Director                      July 13, 1998
- - - - - - - - - - - - -
Michael M. Fleming

/s/  Paul Stanton             Director                      July 13, 1998
- - - - - - - - - - - - -
Paul Stanton

/s/  Herbert Sohn             Director                      July 13, 1998
- - - - - - - - - - - - -
Herbert Sohn