Form 10QSB
period 1998-06-30
CARING PRODUCTS INTERNATIONAL INC
filed 1998-08-14
CIK 1001111

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB
(Mark One)
/ X  /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998
                                          OR

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from ________ to _________

                                Commission file number 33-96882-LA

                        CARING PRODUCTS INTERNATIONAL, INC.
                   (Name of small business issuer in its charter)

                            ------------------------

     DELAWARE                                                     98-0134875
(State or other jurisdiction of                (IRS Employer Identification No.)

                            ------------------------

            200 FIRST AVENUE WEST, SUITE 200, SEATTLE, WASHINGTON 98119
                      (Address of principal executive offices)

                                   (206) 282-6040
                  (Issuer's telephone number, including area code)

                            ------------------------

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
Yes  X       No
    ---         ---

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PRECEDING FIVE YEARS
Not applicable.

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 1998, the Registrant had 2,781,343 shares of Common Stock outstanding.


     Transitional Small Business Disclosure Format (check one):
Yes          No   X
    ---         ---

                        CARING PRODUCTS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                                    FORM 10-QSB
                        FOR THE QUARTER ENDED JUNE 30, 1998


                                                                             PAGE
                           INDEX                                     NUMBER
PART I    FINANCIAL INFORMATION

Item 1    Consolidated Balance Sheets at March 31, 1997 and June 30, 1998.        3

          Consolidated Statements of  Operations each of the three-month
              periods ended June 30, 1997 and 1998.                               4

          Consolidated Statements of Cash Flows for the three-month periods
              ended June 30, 1997 and 1998                                        5

          Notes to Consolidated Financial Statements.                             6


Item 2    Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                          9



PART II   OTHER INFORMATION

Item 1    Legal Proceedings.                                                     13
Item 2    Changes in Securities.                                                 13
Item 3    Defaults Upon Senior Securities                                        13
Item 4    Submission of Matters to a Vote of Security Holders                    13
Item 5    Other Information                                                      13
Item 6    Exhibits and Reports on Form 8-K                                       13


                                     PART I

                               FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                March 31,       June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  1998            1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                                               (Unaudited)
                                     ASSETS
           ------------------------------------------------------------
Current assets:
   Cash                                                                                       $  3,415,569    $  2,144,371
   Accounts receivable, less allowance for doubtful
      accounts of $23,378 at March 31, 1998 and June 30, 1998                                      600,795       1,108,852
   Inventories                                                                                   2,263,333       2,048,136
   Prepaid expenses                                                                                 15,782           3,116
                                                                                              ----------------------------

                                      Total current assets                                       6,295,479       5,304,475

Equipment, net                                                                                     221,245         227,755
Intangible assets, net                                                                             204,205         200,484
Other assets                                                                                        18,041          18,041
                                                                                              ----------------------------
                                                                                              $  6,738,970    $  5,750,755
                                                                                              ----------------------------
                                                                                              ----------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                           $  1,040,096    $    581,606
   Accrued liabilities                                                                              49,600          52,877
   Current portion of lease obligations                                                              8,770           8,770
                                                                                              ----------------------------
        Total current liabilities                                                                1,098,466         643,253

Commitments, contingencies and subsequent events

Lease obligations, less current portion                                                             10,418           8,400
                                                                                              ----------------------------

        Total liabilities                                                                        1,108,884         651,653
                                                                                              ----------------------------

Stockholders' equity:
   Preferred stock, no shares outstanding                                                             --
   Common stock, 2,781,343 shares outstanding at March 31, 1998
        and June 30, 1998                                                                           27,814          27,814
   Additional paid-in capital                                                                   19,686,115      19,686,115
   Accumulated deficit                                                                         (14,083,843)    (14,614,827)
                                                                                              ------------    ------------

        Total stockholders' equity                                                               5,630,086       5,099,102
                                                                                              ------------    ------------


                                                                                              $  6,738,970    $  5,750,755
                                                                                              ----------------------------
                                                                                              ----------------------------


          See accompanying notes to consolidated financial statements.
                                        3

                  CARING PRODUCTS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                Three-Month Periods Ended June 30, 1997 and 1998
                                   (Unaudited)


                                                        1997               1998
-------------------------------------------------------------------------------
Revenues                                           $ 818,403        $   788,960
Cost of sales                                        385,471            453,372
                                            -----------------------------------
     Gross profit                                    432,932            335,588
                                                   ----------------------------
Operating expenses:
   Selling                                           548,950            589,000
   General and administrative                        289,467            295,652
   Amortization and depreciation                      14,278             16,568
                                                   ----------------------------

     Total operating expenses                        852,695            901,220
                                                   ----------------------------

     Loss from operations                           (419,763)          (565,632)
                                                   ----------------------------

Other income (expense):
   Interest income                                    22,499             33,823
   Interest expense                                 (152,155)              (462)
   Other, net                                        (74,090)             1,287
                                                   ----------------------------
                                                    (203,746)            34,648
                                                   ----------------------------
     Net loss                                      $(623,509)       $  (530,984)
                                                   ----------------------------
                                                   ----------------------------

Net loss per common share                          $   (0.63)       $     (0.19)
                                                   ----------------------------


Weighted average common shares                       987,014          2,781,343
                                                   ----------------------------


See accompanying notes to consolidated financial statements
                                        4

                 CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three-Month Periods ended June 30, 1997 and 1998


-----------------------------------------------------------------------------------------------------------------------------
                                                                                        1997           1998
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                      $  (623,509)   $  (530,984)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization and depreciation                                                   26,341         17,835
      Deemed interest                                                                 34,081           --
      Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                       (326,790)      (508,057)
   Decrease (increase) in inventories                                               (677,861)       215,197
   Decrease in prepaid expenses                                                        9,987         12,666
   Increase in other assets                                                           (8,847)          --
   Increase (decrease) in accounts payable                                           (13,268)      (458,489)
   Increase (decrease) in accrued liabilities                                        (34,522)         3,277
                                                                               ----------------------------

     Net cash used in operating activities                                        (1,614,388)    (1,248,555)


Cash flows from investing activities:
   Capital expenditures                                                                 --          (14,808)
   Loss from disposal of equipment                                                      --           (5,815)
                                                                               ----------------------------

     Net cash used in investing activities                                              --          (20,623)
                                                                               ----------------------------


Cash flows from financing activities:
   Decrease in restricted cash, net                                                  157,080           --
   Proceeds from lines of credit, net                                              1,274,439           --
   Repayment of long-term debt                                                        (3,491)          --
   Proceeds from notes payable to related parties                                    950,400           --
   Repayment of notes payable to related parties                                    (741,700)          --
   Repayment of lease obligations                                                     (8,033)        (2,018)
                                                                                   ---------       --------

     Net cash provided (used) by financing activities                              1,628,695         (2,018)

     Increase (decrease) in cash                                                      14,307     (1,271,196)

Cash at beginning of period                                                          118,573      3,415,569
                                                                               ----------------------------

Cash at end of period                                                            $   132,880    $ 2,144,371
                                                                               ----------------------------


Supplemental disclosure of cash flow information - cash paid during the
   period for interest                                                           $   147,468    $       147
                                                                               ----------------------------

Supplemental schedule of noncash investing and financing activities:
   Estimated fair market value of warrants issued
      recorded as deemed interest                                                $   163,592           --


          See accompanying notes to consolidated financial statements.
                                        5


                         CARING PRODUCTS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998


(1)  PRESENTATION OF INTERIM INFORMATION

     The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended March 31, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Caring Products International, Inc. and its subsidiaries (the "Company") and notes thereto, for its fiscal year ended March 31, 1998.

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

(2)  INVENTORIES


     Inventories consisted of the following:
                        June 30, 1998      March 31, 1998
                         (Unaudited)
     Finished goods      $1,905,599          $2,154,395
     Work in process         86,228              86,228
     Raw materials           49,008              15,409
     Packaging                7,301               7,301
                         ----------          ----------

                         $2,048,136          $2,263,333
                         ----------          ----------


                       CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

(3)  LOSS PER SHARE

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

     Due to the net loss position of the Company, only the net loss per common share is presented on the face of the unaudited consolidated statements of operations for the three-month periods ended June 30, 1997 and 1998.

(4)  YEAR 2000 COMPUTER SOFTWARE CONVERSION

     The Company regularly updates its information systems capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that the Company's results of operations will not be impacted by this industry-wide issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

RESULTS OF OPERATIONS

Revenues decreased by 4% from $818,403 for the three-month period ended June 30, 1997 (the "1997 Period") to $788,960 for the three-month period ended June 30, 1998 (the "1998 Period"). During the 1997 Period, the Company shipped a large reorder to an existing customer, as well as to several other smaller customers. During the 1998 Period, the Company shipped an initial order to one large drug chain. There were no significant changes in the Company's pricing to its customers in the 1997 Period compared to the 1998 Period.

Cost of sales increased from $385,471 for the three-months ended June 30, 1997 to $453,372 for the three months ended June 30, 1998, an increase of 18%. Although sales were slightly lower in the 1998 Period compared to the 1997 Period, the increase in cost of sales during the 1998 Period is primarily the result of a higher percentage of sales to healthcare customers and the sale of certain discontinued healthcare pant styles at a lower gross profit margin than retail inventory produced by the Company's pant subcontractor in Mexico. Retail sales typically generate higher gross profit margins than healthcare sales.

Gross profit margins on sales continued to improve since the March 31, 1998 fiscal year end (from 34% at March 31, 1998 to 43% at June 30, 1998). Gross profit on sales was $335,588 for the three month period ended June 30, 1998 compared to $432,932 for the three month period ended June 30, 1997, a decrease of 22%. The decrease in gross profit margin during the 1998 Period as compared to the

1997 Period primarily reflects the slightly lower sales, the higher percentage of healthcare sales, and the sale of certain discontinued healthcare pant styles at a lower gross profit than retail inventory produced in Mexico. Gross profit margins may fluctuate in the future depending on changes in the mix of products sold, the mix of sales distribution channels, and other factors such as the sale of inventory with lower gross profit margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

OPERATING EXPENSES

Total operating expenses increased from $852,695 in the 1997 Period to $901,220 in the 1998 Period, an increase of 6%. During the 1997 Period, the Company shipped primarily reorders. During the 1998 Period, the Company shipped an initial order to a large retail chain. The increase during the 1998 Period compared to the 1997 Period was primarily attributable to higher set-up costs including one-time expenses for merchandising trays, freight expenses, and sales commissions attributable to the larger number of stores associated with the initial order shipped during the 1998 Period. During the 1998 Period, the Company also had increased, ongoing participative promotional expenses such as chain-specific in-store programs associated with customers obtained subsequent to the 1997 Period. In addition, the Company had higher legal, consulting, and insurance costs in the 1998 Period than the 1997 Period, which were offset by lower general administrative expenses.

Selling costs increased 7% from $548,950 for the three months ended June 1997 to $589,000 for the three months ended June 30, 1998. The increase was primarily attributable to higher set-up costs, freight expenses and sales commissions for the larger number of stores associated with the initial order shipped during the 1998 Period, and increased promotional expenses for ongoing participative promotional expenses associated with customers obtained subsequent to the 1997 Period. These costs include slotting fees, listing allowances, and one-time merchandising racks and trays.

General and administrative expenses increased 2% from $289,467 in the 1997 Period to $295,652 in the 1998 Period. The increase in general and administrative expenses was primarily the result of higher legal costs during the 1998 Period for general corporate purposes, higher consulting fees related to the development of international manufacturing and sales opportunities, and higher insurance and franchise taxes associated with becoming a public company and the resultant changes in the Company's capital structure. Most of these costs were offset by lower general administrative expenses such for telephone, office supplies, postage, as well Canadian filing expenses incurred during the 1997 Period which did not recur during the 1998 Period.



OTHER INCOME (EXPENSE), NET

The Company generated $33,823 in interest income during the three months ended June 30, 1998 compared to $22,499 during the three months ended June 30, 1997, an increase of 50%. The increase in interest income is attributable to higher average deposit balances resulting from funds received from the Company's public offering which took place in December 1997. Interest expense decreased from $152,155 in the 1997 Period to $462 in the 1998 Period, a decrease of 99%. The decrease in interest expense related to the decrease in short-term and long-term borrowing.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

On October 5, 1995, the Registrant issued an aggregate 10,000,000 Special Warrants, which were deemed converted as of February 27, 1996, for no additional consideration, into 416,667 shares (post reverse splits) and warrants to purchase up to 208,334 additional shares (post reverse splits) of Common Stock, exerciseable at Cdn. $19.44 per share through October 5, 1996 and Cdn. $22.68 per share until October 5, 1997 and, as extended, until October 5, 1998. In connection with this offering, Brenark Securities Ltd., which acted as agent, was issued a special right (the "Special Right"), which is exerciseable for warrants to purchase 33,333 shares (post reverse splits) of Common Stock, at Cdn. $19.44 per share through October 5, 1996 and Cdn. $22.68 per share from October 5, 1996 to October 5, 1997 and, as extended, to October 5, 1998.

On May 5, 1998, the Company reduced the exercise price of the Special Warrants and the exercise price of the warrants that can be exercised under the Special Right, to $1.875 per share (representing the closing price per share of the common stock on that date), and increased the number of shares entitled to be purchased through the Special Warrants and Special Right by 67,855.

In April 1997, the Company obtained a line of credit with Toronto Dominion Bank in the amount of Cdn. $1,750,000. Borrowings bore interest at the Canadian prime rate plus .25%. The Company issued to the guarantor, Bradstone Equity Partners Inc., f/k/a H.J. Forest Products Inc. ("Bradstone") warrants to purchase 31,667 shares of the Company's Common Stock, which were recorded on issuance at their estimated fair market value of $163,592 with a corresponding reduction in the recorded value of the line of credit. The debt discount was being amortized to interest expense over the term of the line of credit. The Company repaid borrowings under the line of credit in December 1997, which were $1,252,715, net of deemed interest of $163,592.

On May 8, 1997, the Company obtained an additional bank line of credit and issued to the guarantor thereof, Bradstone Equity Partners Inc. (f/k/a H.J. Forest Products Inc.), warrants to purchase 31,667 shares (post reverse splits) of Common Stock at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share until May 8, 1999. Bradstone Equity Partners
Inc. is a Canadian publicly held corporation.   On May 5, 1998, the Company
reduced the exercise price of the warrants to $1.875 per share (representing the closing price per share of the common stock on that date).

In May and July 1997, the Company borrowed a total of $1,250,000 under a note payable to Bradstone. Interest on the note was payable monthly at the Canadian prime rate plus 3%. In December 1997, the note payable to Bradstone was paid, including accrued interest of $65,983.

On May 5, 1998, the Company canceled and reissued all options outstanding under the 1993 and 1996 Stock Incentive Plans and reduced the exercise price to $1.875 per share (representing the closing price per share of the common stock on that date).

In October and November 1997, Paulson Investment Company, Inc. ("Paulson"), one of the representatives of the underwriters of the Offering, loaned the Company a total of $550,000. The loans were non-interest bearing and were to be repaid by the Company out of the net proceeds of the Offering. These loans were repaid in December 1997.

As of June 30, 1998, the Company's principal sources of liquidity included cash of $2,144,371, net accounts receivable of $1,108,852, and inventories of $2,048,136. The Company's operating activities used cash of $1,248,555 during the three month period ended June 30, 1998. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales and, if sales increase, may negatively impact cash resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:


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

               None.


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

                            CARING PRODUCTS INTERNATIONAL, INC.
                                      (REGISTRANT)


Date:     August 14, 1998     By:   /s/ Susan A. Schreter
                                  ------------------------
                                        Susan A. Schreter
                                        President