Form 10-Q
period 1998-09-30
CARING PRODUCTS INTERNATIONAL INC
filed 1998-11-23
CIK 1001111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
/X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                               ----------   -----------

                       Commission file number 33-96882-LA

                       CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)
                              --------------------
           DELAWARE                                       98-0134875
(State or other jurisdiction of                (IRS Employer Identification No.)

                              --------------------

           200 FIRST AVENUE WEST, SUITE 200, SEATTLE, WASHINGTON 98119
                    (Address of principal executive offices)

                                 (206) 282-6040
                (Issuer's telephone number, including area code)
                              --------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 1998, the Registrant had 2,781,343 shares of Common Stock outstanding.


         Transitional Small Business Disclosure Format (check one):
Yes         No  X
    ---        ---

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                                      PAGE
                                    INDEX                                            NUMBER

PART I FINANCIAL INFORMATION
Item 1    Consolidated Balance Sheets at March 31, 1998 and September  30, 1998.       3

          Consolidated Statements of  Operations for the three and six month
                   periods ended September 30, 1997 and 1998.                          4

          Consolidated Statements of Cash Flows for the three and six month periods
                   ended September 30, 1997 and 1998                                   5

          Notes to Unaudited Consolidated Financial Statements                         6


Item 2    Management's Discussion and Analysis or Plan of Operation                    8


PART II OTHER INFORMATION

Item 1    Legal Proceedings.                                                         13
Item 2    Changes in Securities.                                                     13
Item 3    Defaults Upon Senior Securities                                            13
Item 4    Submission of Matters to a Vote of Security Holders                        13
Item 5    Other Information                                                          14
Item 6    Exhibits and Reports on Form 8-K                                           14

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,     March 31,
------------------------------------------------------------------------------------------------------------------
                                                                                        1998            1998
------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                     ASSETS
            --------------------------------------------------------
Current assets:
   Cash                                                                            $   1,254,379   $   3,415,569
   Accounts receivable, less allowance for doubtful
      accounts of $23,279 at March 31, 1998 and $22,867                                1,079,434         600,795
      at September 30, 1998
   Inventories                                                                         1,882,073       2,263,333
   Prepaid expenses                                                                        3,989          15,782
                                                                                   ------------------------------

                            Total current assets                                       4,219,875       6,295,479

Equipment, net                                                                           219,457         221,245
Intangible assets, net                                                                   205,531         204,205
Other assets                                                                              18,041          18,041
                                                                                   ------------------------------
                                                                                   $   4,662,904   $   6,738,970
                                                                                   ------------------------------
                                                                                   ------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
            --------------------------------------------------------
Current liabilities:
   Accounts payable                                                                $     510,119   $   1,040,096
   Accrued liabilities                                                                    40,486          49,600
   Current portion of lease obligations                                                    8,770           8,770
                                                                                   ------------------------------
                            Total current liabilities                                    559,375       1,098,466

Commitments, contingencies and subsequent events                                             -               -

Lease obligations, less current portion                                                    6,323          10,418
                                                                                   ------------------------------
                            Total liabilities                                            565,698       1,108,884

Stockholders' equity:
   Preferred stock, no shares outstanding                                                    -               -
   Common stock, 2,781,343 shares outstanding at March 31, 1998
        and September 30, 1998                                                            27,814          27,814
   Additional paid-in capital                                                         19,681,685      19,686,115
   Accumulated deficit                                                               (15,612,293)    (14,083,843)
                                                                                   ------------------------------
                            Total stockholders' equity                                 4,097,206       5,630,086

------------------------------------------------------------------------------------------------------------------
                                                                                   $   4,662,904   $   6,738,970
                                                                                   ------------------------------
------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          Three And Six Month Periods Ended September 30, 1997 and 1998
                                   (Unaudited)

                                                                     Six-month periods                      Three-month periods
                                                                     ended September 30,                    ended September 30,
                                                                   1998              1997                  1998             1997
---------------------------------------------------------------------------------------------- ------------------------------------
Revenues                                                     $    944,542    $     1,196,953       $      155,582    $      378,550
Cost of sales                                                     565,464            652,162              112,092           266,691
                                                           -----------------------------------   ----------------------------------
                            Gross profit                          379,078            544,791               43,490           111,859

Operating expenses:
   Selling                                                      1,212,292          1,111,884              623,292           562,934
   General and administrative                                     640,631            499,371              344,979           209,904
   Amortization and depreciation                                   33,133             31,742               16,565            17,464
                                                           -----------------------------------   ----------------------------------

                            Total operating expenses            1,886,056          1,642,997              984,836           790,302
                                                           -----------------------------------   ----------------------------------

                            Loss from operations               (1,506,978)        (1,098,206)            (941,346)         (678,443)

Other income (expense):
   Interest income                                                 53,877             46,648               20,054            24,149
   Interest expense                                                  (147)          (221,376)                   -           (69,221)
   Other, net                                                     (75,202)           (70,911)             (76,174)            3,179
                                                           -----------------------------------   ----------------------------------
                                                                  (21,472)          (245,639)             (56,120)          (41,893)
                                                           -----------------------------------   ----------------------------------

                            Net loss                         $ (1,528,450)   $    (1,343,845)      $     (997,466)   $     (720,336)
                                                           -----------------------------------   -----------------------------------
                                                           -----------------------------------   -----------------------------------

Net loss per common share                                    $      (0.55)   $         (1.30)      $        (0.36)   $        (0.70)
                                                           -----------------------------------   ----------------------------------
                                                           -----------------------------------   ----------------------------------

Weighted average common shares                                  2,781,343          1,031,343            2,781,343          1,031,343
                                                           -----------------------------------   -----------------------------------
                                                           -----------------------------------   -----------------------------------


          See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Six-Month Periods ended September 30, 1997 and 1998
------------------------------------------------------------------------------------------------------------------------------------
                                   (Unaudited)
                                                                                                   1998              1997
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                                  $   (1,528,450)   $   (1,343,845)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization and depreciation                                                                  35,669            55,209
      Deemed interest                                                                                   -              74,980
      Gain on sale of fixed asset                                                                       -              (1,311)
      Change in operating assets and liabilities:
             Decrease (increase) in accounts receivable                                            (478,639)          251,260
             Decrease (increase) in inventories                                                     381,260          (447,164)
             Decrease in prepaid expenses                                                            11,793             9,427
             Increase in other assets                                                                   -             (14,861)
             Increase (decrease) in accounts payable                                               (529,977)         (318,569)
             Increase (decrease) in accrued liabilities                                              (9,114)          (36,089)
                                                                                            ----------------  ----------------

                            Net cash used in operating activities                                (2,117,458)       (1,770,963)


Cash flows from investing activities:
   Capital expenditures                                                                             (14,808)         (16,402)
   Intangible expenditures                                                                          (20,399)             -
   Proceeds from sale of fixed asset                                                                    -              1,311
                                                                                            ----------------  ----------------

                            Net cash used in investing activities                                   (35,207)         (15,091)


Cash flows from financing activities:
   Decrease in restricted cash, net                                                                     -          2,694,671
   Proceeds from lines of credit, net                                                                   -         (1,240,043)
   Repayment of long-term debt                                                                          -             (6,749)
   Proceeds from notes payable to related parties                                                       -          1,420,400
   Repayment of notes payable to related parties                                                        -           (741,700)
   Repayment of lease obligations                                                                    (4,095)         (15,633)
   Increase in deferred financing costs                                                              (4,430)        (224,536)
                                                                                            ----------------  ----------------
                            Net cash provided by (used in) financing activities                      (8,525)       1,886,410

                            Increase (decrease) in cash                                          (2,161,190)         100,356

Cash at beginning of period                                                                       3,415,569          118,573
                                                                                            ----------------  ----------------

Cash at end of period                                                                           $ 1,254,379       $  218,929
                                                                                            ----------------  ----------------
                                                                                            ----------------  ----------------

Supplemental disclosure of cash flow information - cash paid during the
   period for interest                                                                          $       -         $  147,468

Supplemental schedule of noncash investing and financing activities:
   Estimated fair market value of warrants issued
      recorded as deemed interest                                                                       -            163,592

          See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998


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


(2)      INVENTORIES

         Inventories consisted of the following:

                                      September 30, 1998          March 31, 1998
                                      ------------------          ---------------
                                         (Unaudited)
         Finished goods                   $1,737,202                $2,154,395
         Work in process                      86,228                    86,228
         Raw materials                        51,342                    15,409
         Packaging                             7,301                     7,301
                                          ----------                ----------

                                          $1,882,073                $2,263,333
                                          ----------                ----------
                                          ----------                ----------



(3)      LOSS PER SHARE

         In accordance with SFAS No. 128, EARNINGS PER SHARE, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. SFAS No. 128 also states that although including those potential common shares in the other diluted per-share computations may be dilutive to their comparable basic per-share amounts, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists, even if the entity reports net income.

         Due to the net loss position of the Company, only the net loss per common share is presented on the face of the unaudited consolidated statements of operations for the three and six-month periods ended September 30, 1997 and 1998.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998


(4)      OTHER

         The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy has been and continues to be to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

         On November 13, 1998, the Company was advised by one of its depositories which holds deposit balances of US $362,082 and Cdn $74,489, that it has blocked withdrawal pending a review of documentation of an unauthorized pledge of Company funds to secure a personal guarantee.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

Caring Products International, Inc. (the "Company") has designed and markets a line of proprietary urinary incontinence products that are sold under the Rejoice brand name in the United States and Canada. Historically, the Company's customer base has consisted primarily of drug store chains, retail stores, hospital supply companies and other distributor relationships.

Quarter to quarter, the Company's sales can fluctuate with the introduction of a large retail or drugstore chain, which requires higher initial product requirements to stock store shelves. Additionally, gross margins can fluctuate based on the mix of sales to healthcare and retail customers, as well as the type of products sold. Gross profit margins are also affected by the type of product sold as the Company sells down higher costed inventory produced in Canada. All of the Company's pants are now being produced in Mexico at significant savings compared to pants which had been produced in Canada.

RESULTS OF OPERATIONS

Total revenues for the six-month periods ended September 30, 1998 and 1997, respectively, were as follows:

                                                       1998              1997
                                                       ----              ----
                   Gross revenues                   $ 1,161,475      $ 1,222,934
                   Returns and allowances            (  216,933)      (   25,981)
                                                    -----------      -----------
                     Net revenues                   $   944,542      $ 1,196,953
                                                    -----------      -----------

Total revenues for the three-month periods ended September 30, 1998 and 1997, respectively, were as follows:

                                                       1998              1997
                                                       ----              ----
                   Gross revenues                   $   325,267      $  393,952
                   Returns and allowances            (  169,685)      (  15,402)
                                                    -----------      -----------
                     Net revenues                   $   155,582      $  378,550
                                                    -----------      -----------

Net revenues were $378,550 for the three-month period ended September 30, 1997 (the "1997 Period") and $155,582 for the three-month period ended September 30, 1998 (the "1998 Period"), a decrease of 59%. During the 1998 Period, the Company was notified of a temporary one-time overstock of certain items by one of its chain drug customers, which was trying to temporarily reduce its inventory for its fiscal year end. To maintain the relationship with this significant customer, the Company agreed to accept a return of some of its inventory. The customer has since issued new purchase orders to the Company. During the 1998 period, the Company offered reduced pricing on its liners to present a more competitively priced product to the end home-consumer, primarily for its new drug chain customers, resulting in lower overall sales dollars for similar quantities in the same period in the prior fiscal year. The Company also made a higher percentage of sales during the 1998 Period to healthcare customers than in the comparative period, which historically are at lower prices than retail.

Net revenues for the six-month period ended September 30, 1997 were $1,196,953 and $944,542 for the six month period ended September 30, 1998, a decrease of 21%. During the six months ended September 30, 1997, the Company shipped a large reorder to an existing customer, as well as to several other smaller customers. During the six months ended September 30, 1998, the Company shipped an initial order to one large drug chain, and was negatively impacted by the temporary one-time return of some merchandise from the chain drug customer and the reduced liner pricing.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED:

Cost of sales decreased from $266,691 for the three-months ended September 30, 1997 to $112,092 for the three months ended September 30, 1998, a decrease of 58%. Cost of sales decreased from $652,162 for the six months ended September 30, 1997 to $565,464 for the six months ended September 30, 1998, a decrease of 13%. The decrease in cost of sales during the three and six month periods ended September 30, 1998 is primarily attributable to the elimination of costs associated with the Company's Canadian manufacturing facility which was closed near the end of the prior fiscal year, the one-time return, and reduced sales.

Gross profit on sales decreased from $111,859 for the 1997 Period to $43,490 for the 1998 Period, a decrease of 61%. Gross profit on sales decreased from $544,791 for the six month period ended September 30, 1997 to $379,078 for the six months ended September 30, 1998, a decrease of 30%. The decrease in gross profit margin during the 1998 Period as compared to the 1997 Period primarily reflects the liner price reduction and the customer mix between retail and healthcare accounts. Gross profit margins may fluctuate in the future depending on changes in the mix of products sold, the mix of sales distribution channels, and other factors such as the sale of inventory with lower gross profit margins.

Total operating expenses increased from $790,302 in the 1997 Period to $984,836 in the 1998 Period, an increase of 25%. Total operating expenses increased from $1,642,997 for the six month period ended September 30, 1997 to $1,886,056 for the six month period ended September 30, 1998, an increase of 15%.

Selling expenses increased 11% from $562,934 for the 1997 Period to $623,292 for the 1998 Period. Selling costs increased from $1,111,884 for the six months ended September 30, 1997 to $1,212,292 for the six months ended September 30, 1998, an increase of 9%. During the 1997 Period, the Company shipped primarily reorders. During the 1998 Period, the Company shipped an initial order to one of the largest retail chains, which required one-time store set-up costs including one-time expenses for merchandising trays, freight expenses, slotting fees and sales commissions attributable to the larger number of stores associated with this order. Total one-time expenses associated with new distribution was $89,260. The Company did not gain new chain customers in the comparable period of the prior fiscal year with similar per-store listing fees and set up costs.

During the three and six months ended September 30, 1998, the Company implemented a promotional program to urologists, and incurred new distribution set-up costs, freight expenses and sales commissions for the larger number of stores associated with the initial order shipped during the 1998 Period, and increased promotional expenses for ongoing participative promotional expenses associated with customers obtained during the six month period ended September 30, 1997 (including slotting fees, listing allowances, and one-time merchandising racks). During the 1998 Period and the six month period ended September 30, 1998, the Company also had increased, ongoing participative in-store promotional expenses associated with customers obtained during the six-month period ended September 30, 1997

General and administrative expenses increased 64% from $209,904 for the 1997 Period to $344,979 for the 1998 Period, and 28% from $499,371 for the six month period ended September 30, 1997 to $640,631 for the six month period ended September 30, 1998. The increase in general and administrative expenses was primarily the result of higher legal costs during the six month period ended September 30, 1998 for general corporate purposes, higher consulting fees related to marketing and the development of international manufacturing and sales opportunities, and higher insurance and franchise taxes associated with becoming a U.S. public company and the resultant changes in the Company's capital structure. Most of these costs were offset by lower general administrative expenses such as telephone, office supplies, postage, and Canadian filing expenses incurred during the 1997 Period which did not recur during the 1998 Period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED:


The Company generated $20,054 in interest income during the 1998 Period as compared to $24,149 during the 1997 Period. The Company generated $53,877 in interest income during the six months ended September 30, 1998 compared to $46,648 during the six months ended September 30, 1997. The increase in interest income is attributable to higher average deposit balances. Interest expense decreased from $69,221 during the 1997 Period to none during the 1998 Period, and from $221,376 for the six month period ended September 30, 1997 to $147 during the six month period ended September 30, 1998. The decrease in interest expense related to the decrease in short-term and long-term borrowing. Other income (expense) during the three and six month periods ended September 30, 1998 was also impacted by the continued deterioration of the Canadian dollar against the U.S. dollar, resulting in unrealized exchange losses associated with the translation of the Company's Canadian assets to U.S. dollars for financial statement presentation purposes.


LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations through private placements of its equity securities as well as various debt financing transactions. On December 15, 1997, the Company completed a public offering ("the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from the Offering were $6,819,542, net of offering costs, of which $3,118,698 was used to pay outstanding debt and accrued interest in December 1997.

The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy has been and continues to be to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

On May 5, 1998, the Company took the following actions regarding certain outstanding warrants and stock options:

- The exercise price of the Special Warrants and the exercise price of the warrants that can be exercised under the Special Right, were reduced to $1.875 per share (representing the closing price per share of the common stock on that date), and the number of shares entitled to be purchased through the Special Warrants and Special Right were increased by 67,855. These Special Warrants relate to a private placement completed in October 5, 1995.

- The Company canceled and reissued all options outstanding under the 1993 and 1996 Stock Incentive Plans and reduced the exercise price thereof to $1.875 per share (representing the closing price per share of the common stock on that date).

- The Company reduced the exercise price of warrants to Bradstone Equity Partners Inc. (f/k/a H. J. Forest Products Inc.) to $1.875 per share (representing the closing price per share of the common stock on that date). These warrants were associated with a bank line of credit obtained by the Company on May 8, 1997, for which the Company issued to the guarantor thereof, Bradstone Equity Partners Inc.), warrants to purchase 31,667 shares (post reverse splits) of Common Stock at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share until May 8, 1999. Bradstone Equity Partners Inc. is a Canadian publicly held corporation.


On July 7, 1998, the company issued 20,000 warrants to a marketing consultant. The warrants have an exercise price of $1.875 per share (representing the closing price per share of the common stock on that date).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED:

On September 10, 1998 the Company took the following actions regarding certain outstanding warrants and stock options:

-    The Special Warrants were extended through May 4, 2000.

- The Brenark Special Right to purchase warrants for Common Stock was extended through May 4, 2000. In connection with the private placement completed on October 5, 1995, Brenark Securities Ltd., acted as agent and was issued a special right (the "Special Right") which was exerciseable for warrants to purchase 33,333 shares of Common Stock.


On December 14, 1997, US $350,160.05 was deposited into an account at the direction of the Company's Chief Executive Officer (CEO) to secure an undisclosed personal commitment between the CEO and his brother, relating to third-party transactions in the Company's securities. On January 12, 1998, the CEO signed a personal guarantee form and designated Company funds as security for the personal guarantee. The guarantee and the pledge of the Company's assets were given without the knowledge of the Company's Board of Directors or any other corporate officer, and was not revealed by the depository to the Company's auditors in response to its written inquiries during the 1998 fiscal year-end audit.

The existence of the pledge was brought to the Company's attention by the depository in late September. The officers and the Board of Directors immediately initiated an investigation with respect to the pledge and related matters. On November 8, 1998, the Board took action to prevent the application of the Company's funds to support the personal guarantee, removed Mr. Atkinson as Chairman, and initiated termination of his employment contract, pursuant to its terms. Susan Schreter, the Company's President, has subsequently assumed the responsibilities of CEO. In addition, on November 4, 1998, the Company's Chief Financial Officer resigned but continues to work for the Company until a replacement is named.

As of September 30, 1998, the Company's principal sources of liquidity included cash of $1,254,379 (of which, approximately US $410,000 is currently restricted), net accounts receivable of $1,079,434, and inventories of $1,882,073. The Company's operating activities used cash of $2,117,458 during the six-month period ended September 30, 1998. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales, and if sales increase, may negatively impact cash resources.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

     The Company regularly updates its information systems capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that this will not impact the Company's results of operations industry-wide issue.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED:


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

                  None.


Item 3.           Defaults Upon Senior Securities.

                  None.


Item 4.           Submission of Matters to a vote of Security Holders.

                  (a) The Company's 1998 Annual Meeting of Stockholders was held on September 28, 1998.

                       The directors elected at the Meeting and the number of votes case were as follows:

                                                                           For       Against       Withheld
                                                                           ---       -------       --------
                       William H.W. Atkinson                            2,141,905       -             293
                       Susan A. Schreter                                2,141,789       -             409
                       Michael M.  Fleming                              2,141,905       -             293
                       Anthony A. Cetrone                               2,141,905       -             293
                       Paul Stanton                                     2,141,905       -             293
                       Herbert Sohn                                     2,142,097       -               1

                       All of the directors elected at the Meeting had previously served as directors of the Company.

                       Other matters voted upon at the Meeting and the number of votes case were as follows:


                                                                           For       Against       Withheld
                                                                           ---       -------       --------
                        Approval to amend the Company's Certificate of
                         incorporation to decrease the Company's
                         authorized capital                             2,142,774    11,340          1,000
                        Appointment of Grant Thornton LLP as
                         Auditors of the Company                        2,152,615     2,499             -

                        The foregoing matters are described in detail in the Company's proxy statement dated September 8, 1998.

                                     PART II
                          OTHER INFORMATION, CONTINUED:


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

                       CARING PRODUCTS INTERNATIONAL, INC.
                                  (REGISTRANT)


DATE:  NOVEMBER 23, 1998 BY:    /S/ SUSAN A. SCHRETER
                                    SUSAN A. SCHRETER
                                    PRESIDENT