Form 10QSB
period 1998-12-31
CARING PRODUCTS INTERNATIONAL INC
filed 1999-02-23
CIK 1001111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)
  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998
                                       OR

  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

                       Commission file number 33-96882-LA

                       CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)
                              --------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---
          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS
Not applicable.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 22, 1999, the Registrant had 3,056,343 shares of Common Stock outstanding.


         Transitional Small Business Disclosure Format (check one):
Yes       No     X
                ---

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                                                                      PAGE
                                    INDEX                                            NUMBER

PART I   FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheets at March 31, 1998 and December 31, 1998.           3

         Consolidated Statements of Operations for the three and nine month
                periods ended December 31, 1997 and 1998.                               4

         Consolidated Statements of Cash Flows for the three and nine month periods
                ended December 31, 1997 and 1998                                        5

         Notes to Unaudited Consolidated Financial Statements                           6


Item 2   Management's Discussion and Analysis or Plan of Operation                      8


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.                                                             12
Item 2   Changes in Securities.                                                         12
Item 3   Defaults Upon Senior Securities                                                12
Item 4   Submission of Matters to a Vote of Security Holders                            12
Item 5   Other Information                                                              12
Item 6   Exhibits and Reports on Form 8-K                                               12


                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,     March 31,
-------------------------------------------------------------------------------------------
                                                                     1998           1998
-------------------------------------------------------------------------------------------
                                                                 (Unaudited)
                        ASSETS
         -------------------------------------
Current assets:
   Cash                                                          $    809,728      $ 3,415,569
   Accounts receivable, less allowance for doubtful
      accounts of $23,279 at March 31, 1998 and $92,867
      at December 31, 1998                                          1,077,107          600,795
   Inventories                                                      1,636,926        2,263,333
   Prepaid expenses                                                    10,000           15,782
                                                                 ------------     ------------

                            Total current assets                    3,533,761        6,295,479

Equipment, net                                                        211,862          221,245
Intangible assets, net                                                197,786          204,205
Other assets                                                           18,041           18,041
                                                                 ------------     ------------
                                                                 $  3,961,450     $  6,738,970
                                                                 ------------     ------------
                                                                 ------------     ------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   --------------------------------------

Current liabilities:
   Accounts payable                                              $    524,431     $  1,040,096
   Accrued liabilities                                                 21,987           49,600
   Reserve for chain allowances                                       150,000             --
   Current portion of lease obligations                                 8,770            8,770
                                                                 ------------     ------------

                            Total current liabilities                 705,188        1,098,466

Commitments, contingencies and subsequent events                         --              --
Lease obligations, less current portion                                 5,746           10,418
                                                                 ------------     ------------

                            Total liabilities                         710,934        1,108,884

Stockholders' equity:
   Preferred stock, no shares outstanding                                --               --
   Common stock, 2,781,343 shares outstanding at March 31, 1998
        and December 31, 1998                                          27,814           27,814
   Additional paid-in capital                                      19,681,685       19,686,115
   Accumulated deficit                                            (16,458,983)     (14,083,843)
                                                                 ------------     ------------
                            Total stockholders' equity              3,250,516        5,630,086
                                                                 ------------     ------------

                                                                 $  3,961,450     $  6,738,970
                                                                 ------------     ------------
                                                                 ------------     ------------

          See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          Three And Nine Month Periods Ended December 31, 1997 and 1998
                                   (Unaudited)

                                                   Nine-month periods                 Three-month periods
                                                    ended December 31,                 ended December 31,
                                                   -------------------                 ------------------
                                                  1998               1997          1998                 1997
---------------------------------------------------------------------------     ------------------------------
Revenues                                    $ 1,222,004         $ 1,442,929    $  277,462          $   245,976
Cost of sales                                   930,756             804,083       365,292              151,921
                                            -------------------------------    -------------------------------
             Gross profit                       291,248             638,846       (87,830)              94,055

Operating expenses:
   Selling                                    1,535,371           1,546,564       323,078              434,680
   General and administrative                 1,016,173             868,416       375,542              369,045
   Amortization and depreciation                 50,303              47,556        17,170               15,814
                                            -------------------------------    -------------------------------
           Total operating expenses           2,601,847           2,462,536       715,790              819,539
                                            -------------------------------    -------------------------------
            Loss from operations             (2,310,599)         (1,823,690)     (803,620)            (725,484)

Other income (expense):
   Interest income                               64,472              54,569        10,595                7,921
   Interest expense                              (1,894)           (386,210)       (1,747)            (164,834)
   Other, net                                  (127,119)            162,307       (51,918)             233,218
                                            -------------------------------    -------------------------------
                                                (64,541)           (169,334)      (43,070)              76,305
                                            -------------------------------    -------------------------------

                            Net loss        $(2,375,140)        $(1,993,024)   $ (846,690)         $  (649,179)
                                            -------------------------------    -------------------------------
                                            -------------------------------    -------------------------------

Net loss per common share                   $     (0.85)        $     (1.49)   $    (0.30)         $     (0.49)
                                            -------------------------------    -------------------------------
                                            -------------------------------    -------------------------------


Weighted average common shares                2,781,343           1,335,691     2,781,343            1,335,691
                                            -------------------------------    -------------------------------
                                            -------------------------------    -------------------------------

See accompanying notes to consolidated financial statements.


                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              Nine-Month Periods ended December 31, 1997 and 1998
---------------------------------------------------------------------------------------------------
                                   (Unaudited)
                                                                          1998           1997
                                                                          ----           ----
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                            $(2,375,140)   $(1,993,024)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization and depreciation                                         54,108         77,459
      Deemed interest                                                         --          163,592
      Gain on sale of fixed asset                                             --           (1,311)
      Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable                       (476,312)       408,460
         Decrease (increase) in inventories                                626,407       (373,870)
         Decrease in prepaid expenses                                        5,782         10,474
         Increase in other assets                                             --          (14,860)
         Decrease in accounts payable                                     (515,665)      (999,249)
         Decrease in accrued liabilities                                   (27,613)       (54,586)
         Increase in reserve for chain allowances --
           March 31, 1998                                                  150,000           --
                                                                       -----------    -----------

               Net cash used in operating activities                    (2,558,433)    (2,776,915)


Cash flows from investing activities:
   Capital expenditures                                                    (15,512)       (20,782)
   Intangible expenditures                                                 (22,793)          --
   Proceeds from sale of fixed asset                                          --            1,311
                                                                       -----------    -----------
               Net cash used in investing activities                       (38,305)       (19,471)


Cash flows from financing activities:
   Decrease in restricted cash, net                                           --        2,694,671
   Proceeds from issuance of common stock and capital
     contributions                                                                      7,822,051
   Proceeds from lines of credit, net                                         --       (2,500,000)
   Repayment of long-term debt                                                --          (17,611)
   Proceeds from notes payable to related parties                             --        1,994,650
   Repayment of notes payable to related parties                              --       (2,565,950)
   Repayment of lease obligations                                           (4,672)       (17,028)
   Increase in deferred financing costs                                     (4,431)      (556,562)
                                                                       -----------    -----------

               Net cash provided by (used in) financing activities          (9,103)     6,854,221
                                                                       -----------    -----------
               Increase (decrease) in cash                              (2,605,841)     4,057,835

Cash at beginning of period                                              3,415,569        118,573
                                                                       -----------    -----------

Cash at end of period                                                  $   809,728    $ 4,176,408
                                                                       -----------    -----------
                                                                       -----------    -----------


Supplemental disclosure of cash flow information --
   cash paid during the period for interest                            $     1,384    $   401,085

Supplemental schedule of noncash investing and financing activities:
    Deferred offering costs included in accounts payable at
         end of period                                                                    424,543

            See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1998


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


(2)        INVENTORIES

           Inventories consisted of the following:

                                  December 31, 1998      March 31, 1998
                                     (Unaudited)
           Finished goods            $ 1,492,055           $ 2,154,395
           Work in process                86,228                86,228
           Raw materials                  51,342                15,409
           Packaging                       7,301                 7,301
                                     -----------           -----------

                                     $ 1,636,926           $ 2,263,333
                                     -----------           -----------

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

           Due to the net loss position of the Company, only the net loss per common share is presented on the face of the unaudited consolidated statements of operations for the three and nine month periods ended December 31, 1997 and 1998.


(4)        OTHER

           The Company sells its products to various customers located primarily in the U.S. The Company performs ongoing credit evaluations of its customer's financial condition and generally requires no collateral as security against accounts receivable. The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy has been and continues to be to invest solely in highly liquid investments that are readily convertible to cash. In November 1998, the Company was advised by one of its depositories that it had blocked withdrawal pending a review of documentation of an unauthorized pledge of Company funds to secure a personal guarantee. The deposit balances held at this institution at December 31, 1998 were US $364,053 and CDN $77,767.

           During the period ending December 31, 1998, 519,750 stock options were forfeited associated with the termination for cause, or resignation, in the normal course of business, of certain former employees.


(5)        REVERSE STOCK SPLITS

           In October 1997, the Company completed a reverse one for four stock split of its issued and outstanding common stock.


(6)        POST PERIOD EVENTS

           On February 1, 1999, the Company's Board of Directors approved the 1999 Restricted Stock Plan which provides for the issuance of up to 275,000 shares of the Company's common stock under certain conditions to the Company's management. Under the plan, the Company issued 220,000 restricted shares including 90,000 to an officer and director of the Company.

           On February 9, 1999, the Company settled its litigation with one of its depositories for the release of its funds which had been held pending a review of documentation related to an unauthorized pledge of the Company's assets. [See Management's Discussion and Analysis]


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

Caring Products International, Inc. (the "Company") has designed and markets a line of proprietary urinary incontinence products that are sold under the Rejoice brand name. Historically, the Company's customer base has consisted primarily of drug store chains, retail stores, hospital supply companies and other distributor relationships. The Company has also designed, utilizing similar technology to its adult incontinence products, a complete line of children's toilet training products.

Quarter to quarter, the Company's sales can fluctuate with the introduction of a large retail or drugstore chain, which requires higher initial product requirements to stock store shelves. Additionally, gross margins can fluctuate based on the mix of sales to healthcare and retail customers, as well as the type of products sold. Gross profit margins are also affected by the type of product sold as the Company sells down higher costed inventory that had been produced in Canada. All of the Company's pants are now being produced in Mexico at significant savings compared to pants which had been produced in Canada.


RESULTS OF OPERATIONS

Total gross revenues, less certain allowances, were $277,462 for the three-month period ended December 31, 1998 (the "1998 Period") and $245,946 for the three-month period ended December 31, 1997 (the "1997 Period"), an increase of 13%. During the 1997 and 1998 Periods, the Company shipped primarily reorders. Total net revenues for the ninemonth periods ended December 31, 1998 and 1997, respectively, were $1,442,929 and $1,222,004, a 15% decrease. The decrease in nine month results reflected the timing and inclusion of certain first chain orders which affect the consistency of quarter to quarter sales results.

Cost of sales increased from $804,083 for the nine months ended December 31, 1997 to $930,756 for the nine months ended December 31, 1998, an increase of 16%. Cost of sales increased from $151,921 for the 1997 Period to $365,292 for the 1998 Period. Cost of sales was adversely affected by a one time provision for chain allowances of $150,000. Other factors affecting the Company's reported gross profit margins include year-end promotional pricing and the mix of product sold during the period under review.

Selling expenses decreased 26% from $434,680 for the 1997 Period to $323,079 for the 1998 Period. Selling costs decreased from $1,546,564 for the nine months ended December 31, 1997 to $1,535,371 for the nine months ended December 31, 1998, a decrease of 1%. Reduction in selling costs reflect the timing of certain in-store advertising programs, product sampling, trade shows and other promotional programs.

General and administrative expenses increased 1% from $369,045 for the 1997 Period to $375,542 for the 1998 Period, and 17% from $868,416 for the nine month period ended December 31, 1997 to $1,016,173 for the nine month period ended December 31, 1998. Despite a general reduction in office expenses during the 1998 Period, overall general and administrative expenses included unbudgeted legal expenses associated with the investigation of certain activities of the Company's former CEO. In addition, the Company incurred research and development costs of approximately $94,000, primarily as part of vendor sourcing and testing of certain new children's products in preparation for commercialization. Amortization and depreciation expense for the 1998 period was $17,170 as compared to $15,814 for the prior period. Amortization and depreciation expense for the nine month period ending 1998 was $50,303 as compared to $47,556 for the prior nine month period.

The Company generated $10,595 in interest income during the 1998 Period as compared to $7,921 during the 1997 Period. The Company generated $64,472 in interest income during the nine months ended December 31, 1998 compared to $54,569 during the nine months ended December 31, 1997. The increase in interest income is attributable to higher average deposit balances. Interest expense decreased from $164,834 during the 1997 Period to $1,747 during the 1998 Period, and from $386,210 for the nine month period ended December 31, 1997 to $1,894 during the nine month period ended December 31, 1998. The decrease in interest expense related to the decrease in short-term and long-term borrowing. Other income (expense) during the three and nine month periods ended December 31, 1998 was also impacted by the continued deterioration of the Canadian dollar against the U.S. dollar, resulting in unrealized exchange losses associated with the translation of the Company's Canadian assets to U.S. dollars for financial statement presentation purposes.

As a result of the foregoing, the Company reported a loss per share of $.85 for the nine month period ending December 31, 1998 as compared to $1.49 per share for the nine month period ending December 31, 1997. The total net loss for the 1998 nine month period was $2.3 million as compared to $1.9 million during the comparable prior period. The Company reported a loss per share of $.30 for the 1998 Period as compared to $.49 per share for the 1997 Period. The Company generated a net loss for the 1998 Period of $846,690 as compared to $649,179 for the prior period.


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

As of December 31, 1998, the Company's principal sources of liquidity included cash of $809,728, net accounts receivable of $1,077,107, and inventories of $1,636,926. The Company's operating activities used cash of $2,558,433 during the nine-month period ended December 31, 1998. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales.

On December 14, 1997, US $350,160.05 was deposited into an account at the direction of the Company's former Chief Executive Officer, Mr. William H.W. Atkinson to secure an undisclosed personal commitment between the CEO and his brother. On January 12, 1998, the former CEO signed a personal guarantee form and designated Company funds as security for the personal guarantee. The existence of the pledge was brought to the Company's attention by the depository in late September. The Board of Directors immediately initiated an investigation with respect to the pledge and related matters. On November 8, 1998, the Board took action to prevent the application of the Company's funds to support the personal guarantee, removed Mr. Atkinson as Chairman, and terminated his employment contract with the Company, pursuant to its terms. Susan Schreter, the Company's President, subsequently assumed the responsibilities of CEO. On November 13, 1998 the depository notified the Company that it had placed a hold on the Company's accounts pending an investigation of documentation. The Company responded and filed a lawsuit against the depository demanding the release of the Company's funds. On February 9, 1999, the Company settled its litigation with the depository. A total of US $360,913.65, representing both US and Canadian dollar accounts, was returned to the Company and the Company was released by the depository from further potential liability under the unauthorized guarantee signed by Mr. Atkinson. Both accounts at the depository were subsequently closed. The loss, before legal expenses associated with the investigation of the pledge and litigation with the depository and other matters of approximately $100,000, was approximately US $57,000.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

The Company regularly updates its information systems capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that this will not impact the Company's results of operations.

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

PART II
OTHER INFORMATION

Item 1.             Legal Proceedings.

                    None.


Item 2.             Changes in Securities.

                    On February 1, 1999 the Company's Board of Directors approved the 1999 Registered Stock Plan which provides for the issuance of up to 275,000 shares of stock under certain circumstances to the Company's management. Under the plan, the Company issued 220,000 restricted shares including 90,000 to an officer and director of the Company.


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

                                          CARING PRODUCTS INTERNATIONAL, INC.
                                                        (Registrant)

Date:      February 22, 1999           By: /s/ Susan A. Schreter
                                           ----------------------------------
                                           Susan A. Schreter
                                           President