Form 10KSB
period 1999-03-31
CARING PRODUCTS INTERNATIONAL INC
filed 1999-07-14
CIK 1001111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

/ X  /   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the fiscal year ended March 31, 1999

                                 OR

/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

                      Commission file number     33-96882-LA

                      CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                              --------------------

         DELAWARE                                        98-0134875
(State or other jurisdiction                  (IRS Employer Identification No.)
     of incorporation)
                              --------------------

                5843 WOODLAWN AVE. N, SEATTLE, WASHINGTON 98103
                     PO Box 9288, SEATTLE, WASHINGTON 98109
                         (principal executive offices)

                                 (206) 523-7065
                (Issuer's telephone number, including area code)

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

Yes  X      No
    ----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. / X /

         State issuer's revenue for its most recent fiscal year.  $ 1,235,918.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $695,335.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

         Not applicable.

         APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 9, 1999: 3,056,343 shares of common stock, $.01 par value (the "Common Stock").

         Transitional Small Business Disclosure Format (check one):

         Yes          No   X
             -----       -----

DOCUMENTS INCORPORATED BY REFERENCE

Part III  Certain exhibits                        Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Caring Products International, Inc. and its subsidiaries (collectively, the "Company" or "CPI") has designed a line of proprietary urinary incontinence products with disposable liners which have been sold under the Rejoice name. These products provide a practical, convenient and cost effective solution to the special needs of incontinent adults. The Company's primary product incorporates a two-piece incontinence management system consisting of a reusable light-weight cotton pant specifically designed to look and feel like conventional underwear and a disposable, highly absorbent liner.

         The Company subcontracts the manufacture of its pants and liners on a non contractual basis, as well as the conversion, storage and delivery (fulfillment) services necessary to bring the products to market. The Company's primary sales efforts have been dedicated to expanding distribution of the Rejoice adult incontinence product line in the United States and seeking partnership arrangements for the distribution of its products in Europe. In addition, the Company is seeking to diversify its product line interests through development of other consumer products which can be sold to retail chains, catalog or direct mail accounts.

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

         In June 1999, Caring Products International, Inc. announced the spin-off of Creative Products International, Inc., a wholly owned subsidiary, to shareholders of record as of June 30, 1999.

         Caring Products Industries, Ltd., a British Columbia corporation, is a wholly owned subsidiary of Caring Products International, Inc. and until March 1996 principally engaged in pant production. C.P. International, Inc., a Delaware corporation, is also a wholly owned subsidiary of Caring Products International, Inc., and its principal business is the sale and marketing of the Company's products. Creative Products International, Inc., is a wholly owned subsidiary of the Company organized to complete development and commercialize various children's products. The term, "the Company" as used herein, consist of Caring Products International, Inc. and its wholly owned subsidiaries, Caring Products Industries, Ltd., Creative Products International, Inc. and C.P. International, Inc.

         Unless otherwise indicated, all share and per share data contained herein gives effect to a one-for-six reverse stock split and one-for-four reverse stock split (the "Reverse Stock Splits") of the Company's Common Stock effected on June 16, 1997 and October 20, 1997, respectively.

PRODUCTS

         The Company has designed a line of adult incontinence products that it believes offers to those who suffer from light and moderate incontinence a more dignified and less costly alternative to their traditional options, such as adult disposable diapers, belted undergarments or guards. The competing incontinence products designed for individuals with light bladder control problems are similar to many feminine hygiene products which do not prevent side seepage when a person is moving or sitting down. The Company has not designed products for the incontinence sufferer, usually bedridden individuals, who require products for heavier bladder control and protection for bed linen. The Company believes that the daily cost of using Rejoice incontinence products is significantly less than the cost of using competing brand name disposable diapers, belted undergarments and guards.

         The Company's adult incontinence and toilet training products consist of a reusable light-weight cotton pant specifically designed to look and feel like conventional underwear and a disposable, highly absorbent, thin liner. The liner fits securely into a patented channel in each pant which the Company believes provides reliable protection against side seepage even when the wearer is moving or sitting down. The Company's pants are manufactured in a pull-on style and a wide range of sizes.

         The Company believes that the performance of its two-piece incontinence management system with the proprietary channel design and high absorbency characteristics of its disposable liner is significantly better than many other incontinence products. The Company believes that its channel technology and superabsorbent polymer liner offer the following advantages:

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

         SUPERABSORBENT POLYMER LINER. The other component of the Company's two-piece incontinence management system is a highly absorbent disposable liner. The liner contains airlaid non-woven paper throughout, with thermally bonded superabsorbent polymers ("SAPs") that have been dispersed to increase product strength, absorbency and surface dryness. The thermal bonding of the SAPs keeps the liner from bunching and crimping when the liner is wet, which allows the entire liner (not just the surface like most incontinence products that use SAPs) to retain its shape over longer periods of time, benefiting individuals who may not be able to change frequently. The SAPs used in the liner are designed to contain moisture within the liner even when pressure is applied from sitting for long periods. This superabsorbent design feature assists in the reduction of moisture, allowing the wearer to maintain a higher degree of dryness and comfort while reducing the potential for diaper rash and odor. In addition to the liners' absorbency features, the Company's liners are substantially smaller in size than conventional disposable diapers and undergarments used for adult urinary incontinence.

         The Company currently offers for sale the following Rejoice products to the adult market:

         REJOICE. Rejoice, the Company's principal product, is a men's and women's pull-on pant and a unisex 11-inch disposable liner. Rejoice pants have been designed to look and feel like conventional underwear. Rejoice is targeted for more active people presently using a full-sized disposable diaper, belted undergarment or guard in a consumer outpatient setting. Other users of Rejoice include patients within a home healthcare or out-patient rehabilitation setting, disabled individuals, especially people using wheelchairs, individuals with disease-related incontinence and individuals recovering from a stroke or who have serious arthritis and cannot manage a disposable diaper or standard pull-on underwear by themselves.

         REJOICE EXTRACARE. Rejoice ExtraCare is an 18-inch disposable liner product designed as an enhancement for disposable or reusable diaper products worn by bedridden patients. Rejoice ExtraCare can be used as a substitute for other diaper enhancement products such as disposable bed sheets or "chux". This liner product is primarily sold in healthcare oriented retail outlets such as surgical supply stores and home healthcare catalogs.

OTHER DEVELOPMENT STAGE PRODUCTS

         The Company has developed a toddler toilet training product which incorporates the Company's two-piece incontinence system. The product was designed for boys and girls aged 18 months to four years to ease the transition from diapers to conventional underwear. The Company has also developed other complementary products which can assist parents in toilet training as well as other parenting needs. The Company believes that the commercialization of its toilet training products and other complementary products will require significant marketing and advertising resources for commercialization in retail markets. As such, the Company is seeking a licensing or joint venture partner or partners to assist in bringing this product line to the national markets. There is no assurance that the Company will be able to complete development of these products, identify a well-financed marketing and product distribution partner or that these product lines will be successfully brought to market and gain consumer acceptance.

         On June 30, 1999 the Company transferred approximately $170,000 of intellectual property associated with these children's products to its wholly-owned subsidiary, Creative Products International, Inc. The Company also announced in late June, the spin-off of Creative Products International, Inc. to shareholders of record as of June 30, 1999. Shareholders will receive one share of Creative Products International, Inc. common stock for every two shares of Caring Products International, Inc. stock owned on the record date. Creative Products International, Inc. is a development stage company. There is no assurance that it will be able to secure adequate financial, management and marketing resources to complete product development and organize a financially viable operating company. There is also no assurance that Creative Products will be able to develop an active market for its securities once the spin-off is complete. All activities related to the marketing and distribution of the adult incontinence product will remain in the Company.

SALES AND MARKETING

         The Company has targeted home consumers with light and moderate incontinence such as individuals recovering from surgery, with neurological diseases, women with interstitial cystitis and other chronic bladder infections, or spinal injuries. These individuals are likely to have permanent rather than temporary incontinence problems and require greater daily usage of liners than individuals with very light or light incontinence.

         The Company's marketing efforts for the Rejoice products have been focused both in the retail and the healthcare markets. The Company has utilized different marketing strategies for the retail and healthcare segments of its business. The Rejoice pant product is packaged to include a product UPC code and can stand alone on a retail store shelf. Rejoice is packaged in a convenient carry bag containing a starter supply of liners and pants. This product is distributed to certain healthcare markets, including surgical supply stores, hospital supply companies and healthcare oriented catalogs.

         RETAIL MARKET. The Company has focused on sales to the product user or the consumer who purchases incontinence products for a family member. Historically, the Company has concentrated on gaining distribution at stores which also offer pharmacy or other healthcare products because of favorable consumer demographics of store traffic and greater willingness of store buyers or store owners to stock incontinence products. In addition, the Company sells its adult incontinence product to various catalog companies, mail order suppliers, drug wholesalers and home consumers.

         The Company began selling Rejoice in retail locations in the United States in September 1995, and the product is now available in several drug chains, independent pharmacies, and surgical supply stores. As is customary in the industry, the Company does not have any supply agreements with any of such stores. In addition, the Company has to pay upfront listing allowances or "slotting fees" to gain shelf space in chain drug stores and participate in in-store advertising programs, and accept charges for product that is damaged on the store shelf from chain mishandling, pilferage of product contents or other damage which affects the appearance of the product to consumers and is considered no longer in saleable condition to the retail chain. These costs of gaining and maintaining shelf space vary by chain, but have increased significantly during the period following the rapid consolidation of the retail drug chain industry in 1996 and 1997 in which the industry is now dominated by four drug store chains plus a small number of mass merchants with national distribution.

         There is no assurance that the number of retail accounts will be maintained or continue to grow or that Rejoice will gain long-term market acceptance in the varied retail markets, which are very competitive and increasingly costly to enter. Because of the high costs of maintaining a national advertising presence and participating in certain in-store advertising programs, which was beyond the Company's resources, distribution of Rejoice ended at Walgreens in late May, 1999, other than through special order through drug wholesalers. Continued consolidation of drug store chains, which has happened in the past, could result in increased costs to the Company, which it cannot adequately forecast. The Company lost the account of Hills Department stores due to bankruptcy during the fiscal year ended March 31, 1999. While there was no loss of the Company's receivables due to Hills' bankruptcy, the Company's customer base could be affected by any of its customers seeking protection from creditors under bankruptcy laws. Further consolidation of drug store chains could result in the Company having a small number of customers that, on an individual basis, account for a significant percentage of the Company's revenues, the loss of any of which could have a material adverse effect on the Company. Similar consolidation of the direct mail/catalog segment of the adult incontinence industry or significant consumer shifts in buying patterns away from traditional direct mail, catalog, chain drug or independent pharmacies to the internet could further erode the Company's customer base. The Company currently does not sell its products over the internet.

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

         The Company has targeted healthcare accounts, which serve patients during recovery and rehabilitation. Rejoice is being positioned as a more dignified, comfortable product, which does not restrict or discourage patient movement or participation during physical therapy.

          The Company sells various Rejoice products to healthcare markets through product sampling programs and literature made available to physicians' offices and healthcare buyers. To date, sales to the healthcare market have not been material. There is no assurance that the Rejoice products will gain acceptance in the varied healthcare markets, which are very competitive and affected by Medicaid and Medicare reimbursement regulations, which can change at any time.

         MARKETING PROGRAMS. The Company has devoted considerable resources to advertising and educating members of the medical community and home consumers about the product advantages of Rejoice. The marketing activities are expected to include, but not be limited to, providing direct mail product information when requested by urologists, gerontologists and home healthcare specialists.

         Due to the higher than expected costs of gaining and maintaining distribution at chain drug stores as well as increased competition in the marketplace from marketers with greater financial resources than the Company, the Company announced in February 1999, that it intended to review all of its strategic options, including licensing the Company's incontinence product to domestic or international industry participants and/or seeking acquisitions of companies or products which can utilize the Company's database of physicians, home consumers or network of retail brokers which assist in gaining distribution of products to retail grocery, drug or mass merchandiser chains. The Company is also evaluating a shift in sales focus from the drug chain industry to less costly catalog, independent pharmacy and direct mail accounts which do not require the same high levels of advertising and store support. There is also no assurance that the Company will be able to lower the costs of maintaining its customer base or be able to develop a profitable business through distribution of Rejoice to the direct mail and catalog market. There is no assurance that the Company will be able to identify a marketing or licensing partner for Rejoice to participate in the retail chain markets, which represents a sizable portion of the United States market for incontinence products sold to home consumers or their caregivers. There is no assurance that the Company will be able to identify other complementary acquisitions which can utilize some of the Company's internal marketing and data resources. The Company has not generated a profit since its inception and has relied on raising new equity to support its marketing plans. There is no assurance that the Company will be able to raise new sources of working capital or equity to continue the Company's business operations.

MANUFACTURING AND FULFILLMENT

         The Company "outsources" certain operating and manufacturing processes and functions, and it expects to continue to do so for the foreseeable future. The Company currently subcontracts production of pants in Mexico and conversion of thermally-bonded raw liner material in the United States.

          The Company has produced its adult incontinence pants through subcontractors located in Canada and Mexico under non-exclusive supply agreements. The Company has been advised by the Mexican subcontractor that it has the capacity to produce 90,000 pants per month, which it can expand to meet any foreseeable demand by the Company. Although the Company has made the strategic decision to subcontract its pant manufacturing, it is not dependent on any single contractor and believes it could quickly commence production with other manufacturers in Mexico, Puerto Rico, Taiwan or China. The Company presents purchase orders for pant product as it requires additional inventory to serve its wholesale customers, however the Company does not anticipate that it will add to its inventory of pant product until a distribution and/or marketing partner is identified for US or international markets or it is presented with non-cancelable purchase orders with appropriate security for payment.

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

          The airlaid raw material for the Company's liners had been manufactured under a supply agreement, which was due to expire in August 2003 with Buckeye Cellulose Corporation, formerly known as Merfin Hygienic Products Ltd. ("Buckeye"), a producer of airlaid paper. In July 1998 the Company ended its exclusive supply agreement with Buckeye without penalty and is now able to purchase raw material from Buckeye or any other supplier of airlaid raw material in the US or in international markets for its incontinence or children's absorbent products. To date, the Company has not encountered any difficulties in obtaining its requisite supply of liner raw material for its adult incontinence or its children's products.

          The airlaid rollstock material produced by an airlaid paper manufacturer is shipped to subcontractors in the United States where it is converted into finished liners according to the Company's specifications. The process of liner conversion involves slitting the finished rolls of raw materials into designated liner lengths, covering each liner with a soft cotton-like coverstock, adding a self-adhesive strip to each liner and packaging the liners for shipment to one of the Company's fulfillment centers in Harrisburg, Pennsylvania, Sparks, Nevada, Dallas, Texas or in Vancouver, Canada. See "--Warehousing and Shipping."

          The Company's liners have been converted by two conversion companies in the United States, both of whom have advised the Company that they have ample capacity to satisfy the Company's liner conversion needs. There are several companies located in the United States and Europe who could perform liner conversion services for the Company. The Company can present purchase orders for liner product as it requires additional inventory to serve its wholesale customers, however the Company does not intend to add to its current inventory position until it enlists a distribution and/or marketing partner for US or international markets or is presented with non-cancelable purchase orders with adequate security for payment.

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

RESEARCH AND DEVELOPMENT

         In prior years, the Company has devoted time and financial resources to research and development activities to develop its current products and improvements to those products. These costs have declined in recent years, with expenditures of $48,053 in 1998 and $95,790 in 1999, respectively. The Company does not anticipate that research and development will represent a significant portion of its expenses in the future.

BACKLOG

          The Company generally ships within three to ten days of receipt of a purchase order depending upon the size of the order. Accordingly, backlog is not significant for the Company.

COMPETITION

          The disposable incontinence products industry is highly competitive and consists of several large and medium sized companies as well as numerous smaller companies. Many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company's, as well as a substantially longer history of operations than the Company. Competition in the industry is generally based on price, performance, comfort as well as the ability to adequately advertise product features and benefits to consumers on a national basis.

          The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product developments by the Company and its competitors, product performance and price, distribution and customer service. The Company believes that its competitive position is based primarily on the characteristics of its products which represent an improvement over plastic-cased diaper products in terms of consumer comfort and dignity, cost, product discretion and protection against side seepage. Although the Company believes it offers products with price and performance characteristics competitive with other manufacturers products, there is no assurance that new products can be developed, manufactured or marketed successfully in the future. In order to be successful, the Company must continue to respond promptly and effectively to its competitors' innovations and be in a position to promote and market such innovations to consumers. There is no assurance that the Company will be able to compete successfully in the disposable incontinence products industry.

         The retail market is dominated by major national brand product manufacturers including Kimberly Clark's Depend-Registered Trademark- and Poise-Registered Trademark- brands, Johnson & Johnson's Serenity-Registered Trademark- brand and Proctor & Gamble's Attends-Registered Trademark- brand, which was recently sold to Paper Pak, another industry competitor. In addition to these companies which collectively dominate the market, the retail market for disposable incontinence products is made up of medium sized and small companies, as well as a small, but fast growing, private label segment currently dominated by Confab, Inc.

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

         On June 30, 1999 the Company transferred approximately $170,000 of intellectual property to Creative Products International, Inc. a wholly owned subsidiary of the Company. As part of the agreement, the Company will retain certain royalty free license rights for use of the patent in the adult incontinence market.

EMPLOYEES

         During the fiscal year, the Company steadily reduced the number of salaried staff as part of a administrative cost-cutting effort. As of March 31, 1999, the Company employed several part-time administrative and accounting staff as well as varying numbers of people on an hourly full-time basis and 4 persons on a full-time salaried basis. Of the full time staff, 1 was employed in operations and 3 in marketing and sales. The Company does not have a collective bargaining agreement with any of its employees, and the Company considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

         During the fiscal year, the Company maintained its executive and marketing office at 200 First Avenue West, Suite 200, Seattle, Washington. The office, covering approximately 4,800 square feet, is rented pursuant to a lease from First Avenue West Building LLC, which, to the best of the Company's knowledge, has no affiliation with any of the officers, directors or principal stockholders of the Company. The lease was terminated on June 30, 1999 without penalty and now maintains temporary office space without a lease at 5843 Woodlawn Ave, Seattle, Washington.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ending March 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) (1)  MARKET INFORMATION

         The Company's Common Stock traded on the Vancouver Stock Exchange ("VSE") under the symbol "CPI" since January 1994, following its merger with FWCC Merger Corp., and under the symbol "CRP" since June 16, 1997, and under the symbol "CPM" since November 4, 1997, and has also traded on the OTC Bulletin Board under the symbol "CGPD" since August 14, 1997 and under the symbol "CGPDD" from October 21, 1997 through November 20, 1997, and commencing November 21, 1997, under the symbol "CGPD". On December 15, 1997, the Common Stock began trading on the Nasdaq SmallCap Market under the symbol "BDRY". On June 21, 1999, the common stock began to trade on OTC Bulletin Board under the ticker symbol "BDRY" due to failure to maintain minimum bid price on the Nasdaq SmallCap Market.

         The following table sets forth the high and low closing prices for the Common Stock on the VSE for the periods indicated (i) stated in Canadian dollars and, except as noted, without giving effect to the Reverse Stock Splits and (ii) as adjusted, in U.S. dollars and retroactively giving effect to the Reverse Stock Splits.

                                                                                As Adjusted
                                                           ----------------------------------------------
                                                              Actual (Cdn.$)               (US$) (1)
                                                           -------------------       --------------------
                                                            High         Low          High           Low
                                                           ------       ------       ------        ------
Fiscal Year Ended March 31, 1998
First Quarter through June 16, 1997 ..................     $  .85       $  .51       $14.40        $ 8.64
First Quarter from June 17, 1997(2) ..................       4.00         2.50        11.29          7.06
Second Quarter (2) ...................................       3.00         1.10         8.47          3.11
Third Quarter (3) (4) ................................       7.00         1.50        19.77         10.87
Fourth Quarter through January 23, 1998 (3) (4) (5)...       5.00         4.80        14.12         13.55

----------
(1) Canadian dollars have been converted at the noon buying rate on March 31, 1998 of U.S.$1.00 = Cdn. $1.4166. These adjusted prices are not indicative of what the price might have been if the Reverse Stock Splits had occurred prior to June 16, 1997 or October 20, 1997, as the case may be, nor is any representation made that the Canadian dollar amounts could have been, or could be, converted into U.S. dollars at such rate or at any other rate on March 31, 1998.

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

                                                                                      Actual
                                                                             ----------------------
                                                                               High           Low
                                                                             -------        -------
Fiscal Year Ending March 31, 1998
Second Quarter from August 14, 1997 through September 30, 1997(1).......      $ 1.88        $ 1.00
Third Quarter through October 20, 1997 (1)..............................        1.63          1.13
Third Quarter from October 21, 1997 through December 15, 1997(2)........        6.50         2.625

-----------
(1)   Reflects only the Reverse Stock Split effected on June 16, 1997.

(2) Reflects the Reverse Stock Splits effected on June 16, 1997 and October 20, 1997.

The following table sets forth the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods indicated. All prices are stated in U.S. dollars:

                                                                        Actual
                                                                 -------------------
                                                                 High            Low
                                                                 -----          -----
Fiscal Year Ending March 31, 1998
Third Quarter from December 15 through December 31, 1997..        $3.87         3.00
Fourth Quarter ...........................................         4.00         2.625

                                                                        Actual
                                                                 -------------------
                                                                 High            Low
                                                                 -----          -----
Fiscal Year Ending March 31, 1999
First Quarter .........................................           $2.88        $1.69
Second Quarter ........................................            3.44         1.75
Third Quarter .........................................            1.94          .25
Fourth Quarter ........................................            1.19          .41

On July 9, 1999, the closing price of the Common Stock on the OTC Bulletin Board Market was $.21875.

(a) (2)  RECENT SALES OF UNREGISTERED SECURITIES

         No securities that were not registered under the Securities Act of 1933 as amended (the "Act") have been issued or sold by the Registrant within the past three years, except as described below. The share information below does not reflect the Reverse Stock Splits except as otherwise noted.

         1. On May 8, 1997, the Company obtained an additional bank line of credit and issued to the guarantor thereof, Bradstone Equity Partners Inc. (f/k/a H.J. Forest Products Inc.), warrants to purchase 31,667 shares (post reverse splits) of Common Stock at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share until May 8, 1999. Bradstone Equity Partners Inc. is a Canadian publicly held corporation. These warrants were issued pursuant to Regulation S. On May 5, 1998, the Company reduced the exercise price of the warrants to $1.875 per share.

         2. From time to time during the past three years, the Company has granted options and issued warrants to officers, directors and employees of the Company. The grants of options have been made at exercise prices ranging from $12.00 to $24.00 per share and the grants of warrants have been made at exercise prices ranging from $7.44 to $19.20 per share. To date, no options have been exercised. On May 5, 1998, the Company canceled and reissued all options outstanding under the 1993 and 1996 Stock Incentive Plans and reduced the exercise price to $1.875 per share (representing the closing price per share of the common stock on that date). To the extent options or warrants have been issued by the Company to U.S. persons, they have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

         3. In connection with the settlement of certain litigation, on October 22, 1997, the Company issued to three plaintiffs two-year warrants to purchase an aggregate of 8,000 shares of Common Stock at an exercise price of $3.34 per share. These warrants were issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

         4. On December 15, 1997, the Company completed a public offering (the Offering) of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's Common Stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price, or $7.50. Pursuant to the underwriters agreement, the exercise price of the warrants was reduced to $6 at March 31, 1999.

         5. On May 5, 1998, the Company issued to Bradstone Equity Partners, Inc. warrants to purchase 50,000 shares of Common Stock at $1.875 per share at any time until May 4, 2000. Bradstone Equity Partners, Inc. is a Canadian publicly held corporation. These warrants were subsequently amended to expire May 4, 2003. These warrants were issued pursuant to Regulation S.

         6. On January 31, 1999, the Company issued to two non-executive employees warrants to purchase one share of common stock at $1.875 until January 31, 2004. The amount of warrants issued was 130,000. The warrants have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

         7. On January 31, 1999, the Company issued to a non-executive employee warrants to purchase 18,750 shares of common stock at $5 until January 31, 2004. The warrants have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

         8. On June 30, 1999 the Company issued a total of 275,000 restricted shares under the 1999 Restricted Share plan to 4 employees of the Company. These shares have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in
Section 4(2) of the Act, and the securities have been appropriately legended.

         (b) HOLDERS

         The number of record holders of the Company's Common Stock as of March 31, 1999 was 117.

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

OVERVIEW

         From the date of the Company's incorporation in November 1992 through September 1995 when it began marketing Rejoice, the Company was principally engaged in various activities, including product development, technology acquisition, recruitment of employees, identification of sources of subcontracted production, organization of marketing and production headquarters, market research and testing, trademark and patent filings and the raising of funds to support the Company's substantial product development expenses. Revenues from various product test-marketing programs in retail, catalog, direct mail and healthcare markets during that period were nominal.

         In order to consolidate the Company's marketing and production management activities into a single location, the Company moved its headquarters to Seattle, Washington from New York in August 1995.

         Until March 1996, the Company produced pants in its own facility in Burnaby, British Columbia. Thereafter, the facility provided cutting and other services to support a Canadian pant subcontractor. The Company secured a new source of pant production during the fiscal year ended March 31, 1997 from a large underwear manufacturer located in Northern Mexico. That producer offers the Company a lower per unit pant cost than the Company's per unit pant cost at its own facility in Canada or through a Canadian-based pant subcontractor. During Fiscal 1998, the Company closed its manufacturing facility in Burnaby. The Company anticipates it can readily purchase pants that it will continue to manufacture its pant and liner products through subcontractors located in the United States and Mexico.

         In September 1995, the Company shipped product to its first regional drug store chain for storewide distribution and shelf placement. In subsequent years the Company expanded product distribution to include larger chain drug stores, Veterans hospitals, catalogs, independent pharmacies and surgical supply stores as well as promotional distribution on televised home shopping stations and other specialty product outlets.

         As discussed below, the fiscal years ended March 31, 1998 and March 31, 1999 were characterized by nominal sales offset by significant expenses associated with financing, product production and distribution, product promotion, one time provision for chain allowances and certain reductions to inventory valuation due to slower moving items or items which are no longer promoted by the Company. The Company expects to continue to incur losses in the foreseeable future.

         Quarter to quarter, the Company's sales can fluctuate with the introduction of a large retail or drugstore chain, which requires higher initial product requirements to stock store shelves. Additionally, gross margins can fluctuate based on the mix of sales to healthcare and retail customers, as well as the type of products sold. Gross profit margins are also affected by the type of product sold and the manufacturing origin of the product.

         In November, 1998, the Company dismissed its Chief Executive Officer and Chairman of the Board, Mr. William Atkinson, for "cause" after the Company's Board of Directors conducted an investigation of the circumstances surrounding the former CEO designating Company funds as security for a personal guarantee. Sandra Sternoff, the Company's Chief Financial Officer, resigned in October, 1999. Susan Schreter became acting CEO of the Company.

         Given the increasing marketing and advertising costs associated with increasing and maintaining distribution for its incontinence products at larger retail drug chain stores, increased competition, and executive management changes, in early 1999, the Company announced its intent to evaluate all of its strategic options including licensing the Company's products, potential acquisitions and or mergers, obtaining new sources of equity and cost-cutting measures. There is no assurance that any of these measures will improve the Company's cash flow, reduce the Company's losses, or increase the sales and/or distribution for the Company's products without increased expense to the Company.

RESULTS OF OPERATIONS

         COMPARISON OF THE FISCAL YEAR ENDED MARCH 31, 1998 TO THE FISCAL YEAR ENDED MARCH 31, 1999

         Revenues decreased from $1,973,063 in Fiscal 1998 to $1,253,918 in Fiscal 1999, a decrease of 36%. During Fiscal 1998 and the first quarter of Fiscal 1999, the Company increased the number of retail outlets carrying the Rejoice products through in-store programs, radio advertising and other promotional activities to support brand introduction and consumer awareness. However, during the second, third and fourth quarters of Fiscal 1999, the lack of significant cash available for radio advertising to support a nationwide network of retail stores as well as continued cash available for higher than expected slotting fees and participation in costly required in-store advertising programs affected the Company's ability to generate new chain distribution or participate in existing larger chain store programs. Reductions in consumer advertising further affected customer awareness to generate steady re-order activity for a new brand entrant in many markets. There was no significant change in the Company's pricing to its customers from Fiscal 1998 to Fiscal 1999.

         Cost of sales increased from $1,322,375 in Fiscal 1998 to $2,161,229 in Fiscal 1999, an increase of 63%. This increase reflected a one time chain allowance taken during the third fiscal quarter of $150,000, costs associated with returned goods from retail vendors, December promotional pricing, and type of product sold. For the fiscal year ended 1999, the Company generated a gross loss of $925,311 as compared to a gross profit on sales of $650,688 in Fiscal 1998. The combination of declining sales and higher than expected product costs as detailed above accounted for the loss.

         Total operating expenses decreased from $3,721,927 in Fiscal 1998 to $3,417,016 in Fiscal 1999, a decrease of 8% reflecting the Company's over-all administrative and marketing cost cutting actions taken during the second half of the fiscal year. Sales and marketing costs decreased 18% from $2,197,210 in Fiscal 1998 to $1,795,920 in Fiscal 1999. Specific reductions included the reduction in new distribution which typically requires slotting fees ("listing fees"), one time product merchandising trays and other charges associated with gaining new distribution including sales commissions. The Company also incurred higher expenses in association with training and marketing activities within the healthcare market, and higher inventory storage costs resulting from higher inventory levels caused by lower than anticipated levels of sales in Fiscal 1998.

         General and administrative expenses increased 6% from $1,454,088 in Fiscal 1998 to $1,538,518 in Fiscal 1999. Despite reductions in the Company's primary office administrative costs, the Company did incur higher than expected legal fees associated with investigating the circumstances surrounding the pledging of corporate assets by the former CEO, legal costs associated with gaining the release of the Company's assets from a Canadian institution and other costs associated with evaluating the Company's strategic alternatives, as detailed above. The Company increased its allowance for doubtful accounts in light of the Company's evaluation of future participation in larger retail accounts in which the costs of maintaining distribution are higher than catalog and other healthcare oriented accounts.

         Depreciation and amortization expense increase from $70,629 in Fiscal 1998 to $82,578 in Fiscal 1999, a 17% increase. The increase in expense is related to affects of certain computer equipment purchases in late 1998 and certain filing of new trademark and copyrights associated with the children's product lines.

         The Company generated interest income of $104,245 during Fiscal 1998 as compared to $85,231 in Fiscal 1999, a decrease of 18%. The decrease in interest income is attributable to lower average deposit balances. Interest expense decreased from $384,666 in Fiscal 1998 to $9,992 in Fiscal 1999, a decrease of 97%. The decrease in interest expense related to the decrease in short-term and long-term borrowing, as well as the recognition of the unamortized deemed interest as expense upon the repayment of borrowings under the Company's line of credit in December 1997 (Fiscal 1998.)

         As a result of the above, the Company generated a loss of $4.2 million in Fiscal 1999 as compared to $3.4 million in Fiscal 1998, an increase of 23%. The Company's net loss per share in Fiscal 1999 was $1.53 per share as compared to $2.24 per share in Fiscal 1998.

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

         As of March 31, 1999, the Company's principal sources of liquidity included cash of $707,847, net accounts receivable of $353,263 after allowance for doubtful accounts of $460,000 and inventories of $560,338. The Company's projected net realizable value of its inventory was reduced by $1 million to reflect certain slower moving inventory, certain items which can be sold only at a single drug store chain, certain goods that are no longer actively marketed by the Company. Additional reduction in inventory position reflects continued sales of the Company's products. The Company's operating activities used cash of $2,679,458 for the year ended March 31, 1999. The Company anticipates that the levels of both inventories and accounts receivable collection will vary commensurate with the Company's sales and differences between the retail and healthcare markets addressed.

         The Company's future liquidity will be dependent on the Company's ability to continue to sell its inventory, raise new equity or debt, collect its receivables and reduce its operating expenses. There is no assurance that the Company will be able to generate the funds needed to offset its current and future obligations on a timely basis.

          On December 14, 1997, US $350,160.05 was deposited into an account at the direction of the Company's former Chief Executive Officer, Mr. William H.W. Atkinson to secure an undisclosed personal commitment between the CEO and his brother. On January 12, 1998, the former CEO signed a personal guarantee form and designated Company funds as security for the personal guarantee. The existence of the pledge was brought to the Company's attention by the depository in late September. The Board of Directors immediately initiated an investigation with respect to the pledge and related matters. On November 8, 1998, the Board took action to prevent the application of the Company's funds to support the personal guarantee, removed Mr. Atkinson as Chairman, and terminated his employment contract with the Company, pursuant to its terms. Susan Schreter, the Company's President, subsequently assumed the responsibilities of CEO. On November 13, 1998 the depository notified the Company that it had placed a hold on the Company's accounts pending an investigation of documentation. The Company responded and filed a lawsuit against the depository demanding the release of the Company's funds. On February 9, 1999, the Company settled its litigation with the depository. A total of US $360,913.65, representing both US and Canadian dollar accounts, was returned to the Company and the Company was released by the depository from further potential liability under the unauthorized guarantee signed by Mr. Atkinson. Both accounts at the depository were subsequently closed. The loss, not including legal expenses of over $100,000, was approximately US $57,000.

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

ITEM 7.  FINANCIAL STATEMENTS.

         The following consolidated financial statements of Caring Products International, Inc. are included in Item 7:

         Consolidated Balance Sheets at March 31, 1998 and 1999.

         Consolidated Statements of Operations for the Years Ended March 31, 1998 and 1999.

         Consolidated Statement of Stockholders' Equity for the Years Ended March 31, 1998 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 1998 and 1999.

         Notes to Consolidated Financial Statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       Consolidated Financial Statements

                            March 31, 1998 and 1999

                  (With Independent Auditors' Reports Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Caring Products International, Inc.:

We have audited the accompanying consolidated balance sheets of Caring Products International, Inc. and subsidiaries as of March 31, 1998 and March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caring Products International, Inc. and subsidiaries as of March 31, 1998 and March 31, 1999, and the results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,258,727 and a negative gross profit of $925,311 during the year ended March 31, 1999. These factors, among others, as discussed in Note 3 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT THORNTON LLP

Seattle, Washington
June 17, 1999 (except for Notes 8 & 11(c) as to which the date is June 30, 1999)

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    March 31

                                     ASSETS

                                                                                       1998                  1999
                                                                                   ------------         ------------
Current assets:
     Cash                                                                          $  3,415,569         $    707,847
     Accounts receivable, less allowance for doubtful
        accounts of $23,279 in 1998 and $460,000 in 1999                                600,795              353,263
     Inventories                                                                      2,263,333              560,338
     Prepaid expenses                                                                    15,782               25,208
                                                                                   ------------         ------------
                           Total current assets                                       6,295,479            1,646,656
Equipment, net                                                                          221,245              143,798
Intangible assets, net                                                                  204,205              173,580
Other assets                                                                             18,041               18,041
                                                                                   ------------         ------------
                                                                                   $  6,738,970         $  1,982,075
                                                                                   ------------         ------------
                                                                                   ------------         ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                   $  1,040,096         $    326,745
Accrued liabilities                                                                      68,788               43,826
Customer deposits                                                                             -              244,575
                                                                                   ------------         ------------
                           Total current liabilities                                  1,108,884              615,146
Commitments and contingencies                                                                 -                    -

Stockholders' equity:
Preferred stock, par value $.01 per share; authorized,
        1,000,000 shares; none outstanding Common stock, par value $.01 per
     share; authorized                                                                        -                    -
        75,000,000 shares; issued and outstanding,
        2,781,343 in March 31, 1998 and 1999                                             27,814               27,841
Additional paid-in capital                                                           19,686,115           19,681,685
Accumulated deficit                                                                 (14,083,843)         (18,342,570)
                                                                                   ------------         ------------
                           Total stockholders' equity                                 5,630,086            1,366,929
                                                                                   ------------         ------------

                                                                                   $  6,738,970         $  1,982,075
                                                                                   ------------         ------------
                                                                                   ------------         ------------

See accompanying notes to consolidated financial statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended March 31

                                                               1998               1999
                                                           -----------         -----------
Revenues                                                   $ 1,973,063         $ 1,235,918
Cost of sales                                                1,322,375           2,161,229
                                                           -----------         -----------

                           Gross profit (loss)                 650,688            (925,311)
Operating expenses:
     Selling                                                 2,197,210           1,795,920
     General and administrative                              1,454,088           1,538,518
     Amortization and depreciation                              70,629              82,578
                                                           -----------         -----------

                           Total operating expenses          3,721,927           3,417,016
                                                           -----------         -----------
                           Loss from operations             (3,071,239)         (4,342,327)

Other income (expense):
     Interest income                                           104,245              85,231
     Interest expense                                         (384,666)             (9,992)
     Other, net                                               (101,020)              8,361
                                                           -----------         -----------
                                                              (381,441)             83,600
                                                           -----------         -----------

                           Net loss                        $(3,452,680)        $(4,258,727)
                                                           -----------         -----------
                                                           -----------         -----------

Net loss per common share                                  $     (2.24)        $     (1.53)
                                                           -----------         -----------
                                                           -----------         -----------

Weighted average common shares                               1,539,562           2,781,343
                                                           -----------         -----------
                                                           -----------         -----------

See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended March 31

Increase (Decrease) in cash                                        1998                 1999
                                                                -----------         -----------
Cash flows from operating activities:
     Net loss                                                   $(3,452,680)        $(4,258,727)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Amortization and depreciation                                   94,426             116,333
     Provision for losses in accounts receivable                          -             436,721
     Provision for losses in inventory                                    -           1,094,983
     Write-off of intangible assets                                       -              15,000
     Loss from disposal of equipment                                 28,564                 573
     Deemed interest                                                163,592                   -
     Change in operating assets and liabilities:
     Accounts receivable                                             24,290            (189,189)
     Inventories                                                    169,250             608,012
     Prepaid expenses                                                 3,259              (9,426)
     Other assets                                                    (9,106)                  -
     Accounts payable                                                10,678            (713,351)
     Accrued liabilities                                           (106,218)            (24,962)
     Customer deposits                                                    -             244,575
                                                                -----------         -----------
                   Net cash used in operating activities         (3,073,945)         (2,679,458)
                                                                -----------         -----------


Cash flows from investing activities:
     Purchase of equipment                                          (72,697)                  -
     Acquisition of intangible assets                                (3,834)            (23,834)
     Proceeds from disposal of equipment                             17,740                   -
                                                                -----------         -----------
                   Net cash used in investing activities            (58,791)            (23,834)
                                                                -----------         -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock
        and capital contributions                                 6,823,972                   -
     Decrease in restricted cash                                  2,694,671                   -
     Repayment of lines of credit, net                           (2,500,000)                  -
     Payment on deferred offering costs                                   -              (4,430)
     Repayment of long-term debt                                    (17,611)                  -
     Proceeds from notes payable to related parties               1,994,650                   -
     Repayment of notes payable to related parties               (2,565,950)                  -
                                                                -----------         -----------
                   Net cash provided by (used in)
                      financing activities                        6,429,732              (4,430)
                                                                -----------         -----------

                   Increase (decrease) in cash                    3,296,996          (2,707,722)
Cash at beginning of period                                         118,573           3,415,569
                                                                -----------         -----------
Cash at end of period                                           $ 3,415,569         $   707,847
                                                                -----------         -----------
                                                                -----------         -----------

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                   $   384,666         $     9,992
                                                                -----------         -----------
                                                                -----------         -----------

See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Years ended March 31, 1998 and 1999

                                                 Common stock               Additional                              Total
                                         ---------------------------         paid-in         Accumulated        stockholders'
                                           Shares          Amount            capital            deficit            equity
                                         ----------     ------------      ------------       ------------       -------------

      Balance at April 1, 1997           1,031,343      $     10,314      $ 12,716,051       $(10,631,163)      $  2,095,202
Fair value of warrants issued
   with line of credit guarantee                 -                 -           163,592                  -            163,592
Proceeds from offering of common
   stock, net of issuance costs          1,750,000            17,500         6,806,472                  -          6,823,972
Net loss                                         -                 -                 -         (3,452,680)        (3,452,680)
                                         ----------     ------------      ------------       ------------       ------------
      Balance at March 31, 1998          2,781,343            27,814        19,686,115        (14,083,843)         5,630,086
Offering expenses                                -                 -            (4,430)                 -              4,430)
Net loss                                         -                 -                 -         (4,258,727)        (4,258,727)
                                         ----------     ------------      ------------       ------------       ------------
      Balance at March 31, 1999          2,781,343      $     27,814      $ 19,681,685       $(18,342,570)      $  1,366,929
                                         ----------     ------------      ------------       ------------       ------------
                                         ----------     ------------      ------------       ------------       ------------

See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1999


(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     (a)  DESCRIPTION OF BUSINESS

          Caring Products International, Inc. (CPI) is organized under the laws of the state of Delaware. CPI's business is the marketing of proprietary adult urinary incontinence products, primarily in the United States.

     (b)  BASIS OF PRESENTATION

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. and present the financial position, results of operations and changes in financial position of CPI and its wholly-owned subsidiaries (collectively, the "Company"). All material inter-company balances and transactions have been eliminated in consolidation.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  INVENTORIES

          Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market (net realizable value).

     (b)  EQUIPMENT

          Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging from 2 to 5 years.

     (c)  INTANGIBLE ASSETS

          Intangible assets, representing technology purchased and costs of patents, copyrights and trademarks, are stated at cost. Amortization is recorded using the straight-line method over the assets' estimated useful lives which do not exceed 10 years. The Company periodically reviews its intangible assets to assess recoverability. Impairment is recognized in operating results when intangible assets are deemed unrecoverable.

          At March 31, 1999, the Company has written off $15,000 of its intangible assets to reflect certain trademarks that are no longer used in the Company's business. On June 30, 1999, the Company transferred approximately $170,000 of intellectual property associated with its children's products to Creative Products International, Inc., a wholly owned subsidiary of the Company. See
          Note 7.

     (d)  REVENUE RECOGNITION

          The Company recognizes revenue and establishes provisions for estimated product returns when its products are shipped to customers. Products of the Company held by various third party storage and delivery companies are not recognized in revenue, but are included in inventory.

     (e)  MARKETING AND ADVERTISING

          The Company recognizes the production costs of advertising in the period the services are provided. Costs related to one-time listing allowances (slotting fees) to enter large, retail chains are expensed as incurred. Advertising costs totaled approximately $442,000 and $515,000 as of March 31, 1998 and 1999, respectively.

     (f)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred.

     (g)  FOREIGN CURRENCY TRANSLATION

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

          Gains and losses resulting from foreign currency transactions are included in other, net, in the consolidated statements of operations. Gains and losses arising from these transactions for each of the years ended March 31, include a loss of $73,502 and $133,205 for 1998 and 1999, respectively.

     (h)  INCOME TAXES

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

     (i)  LOSS PER SHARE

          Loss per share is based on the weighted average number of shares outstanding during each period. The weighted average number of common shares was 2,781,343 and 1,539,562 as of March 31, 1999 and March 31, 1998 respectively. The computation for loss per share assuming dilution for the years ended March 31, 1999 and March 31, 1998 was anti-dilutive and therefore is not included.

     (j)  USE OF ESTIMATES

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

      (k) RECLASSIFICATIONS

          Certain reclassifications have been made to the 1998 statements in order to conform to the 1999 presentation.

(3)  GOING CONCERN

     As shown in the consolidated financial statements, the Company incurred a net loss of $4,258,727 in 1999 and $3,452,680 in 1998. The Company
     also incurred a negative gross profit of $925,311 in March 31, 1999. These factors, as described below, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. The Company's plans with respect to these matters are described below.

     In order to reduce general and administrative expenses, the Company has terminated its lease agreement and moved into a lower cost space as described in Note 10. The Company has also significantly reduced the number of its employees and decreased its selling and marketing expenses, which have historically been a high component of the Company's cash needs. The Company is reviewing all of its strategic options at this time.

(4)  CONCENTRATION OF RISK

     The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash.

     The Company sells its products to various customers located primarily in the U.S. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral as security against accounts receivable. During the year ended March 31, 1998, two customers accounted for approximately 48% of total revenues. Approximately 55% of the Company's revenues were from one customer during the year ended March 31, 1999. At March 31, 1998 and 1999, one customers accounted for approximately 75% and 58%, respectively, of the net accounts receivable balance.

(5)  REVERSE STOCK SPLITS

     In June 1997, the Company completed a one-for-six reverse stock split of its issued and outstanding common stock, and in October 1997, the Company completed an additional one-for-four reverse stock split of its issued and outstanding common stock. These consolidated financial statements have been restated to reflect the reverse stock splits.

(6)  INVENTORIES
     Inventories consisted of the following:

                                  March 31,       March 31,
                                   1998             1999
                                 ----------      ----------
Finished goods                   $2,154,395      $  545,338
Work-in-process                      86,228               -
Raw materials and packaging          22,710          15,000
                                 ----------      ----------
                                 $2,263,333      $  560,338
                                 ----------      ----------
                                 ----------      ----------

     The company wrote down $1,094,983 of inventory to account for certain products that were held more than a 12 month period, products specifically packaged for a retail chain on a specific market in which the Company's products are no longer in active distribution, and various children's products produced for test marketing or consumer test purposes.

(7)  EQUIPMENT

     Equipment consists of the following:

                                                    March 31,      March 31,
                                                      1998           1999
                                                    ---------     ---------
Computer equipment                                  $106,100      $106,100
Office equipment                                      66,838        66,265
Plant equipment                                      122,445       122,445
Leasehold improvements                                 5,670         5,670
                                                    --------      --------
                                                     301,053       300,480

Less accumulated depreciation and amortization        79,808       156,682
                                                    --------      --------

         Net equipment                              $221,245      $143,798
                                                    --------      --------
                                                    --------      --------

(8)   INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                    March 31,     March 31,
                                      1998          1999
                                    --------      --------
Purchased technology                $250,000      $250,000
Patents and trademarks               130,922       154,756
                                    --------      --------
                                     380,922       404,756

Less accumulated amortization        176,717       231,176
                                    --------      --------

         Net intangible assets      $204,205      $173,580
                                    --------      --------
                                    --------      --------

         On June 30, 1999, the Company transferred approximately $170,000 of intellectual property including copyrights and trademarks related to its development stage children's products to Creative Products International, Inc. During June 1999, the Board of Directors approved the spin-off of Creative Products International, Inc. to shareholders of record on June 30, 1999. Shareholders of record of the Company will receive one share of Creative Products International, Inc. common stock for every two shares of Caring Products International, Inc. stock.

(9)  RELATED PARTIES

     At March 31, 1998 and 1999, accounts payable included $8,710 and $72,638 in payables to related parties, respectively, for legal services. During the years March 31, 1998 and 1999, the Company paid approximately $56,500 and $20,000, respectively, in consulting fees to a related party.

(10) COMMITMENTS

     The Company leases certain equipment under operating lease agreements that expire through 2002. Aggregate minimum payments to be made under these agreements at March 31, 1999 are approximately as follows: 2000 - $17,700; 2001 - $12,000; and 2002 - $850. Rental expense for leased equipment during the years ended March 31, 1998 and 1999 totaled $12,669 and $16,726 respectively.

     During 1999, the Company leased office facilities under an operating lease agreement, which was terminated without penalty in June 1999. Rent expense for leased facilities during the years ended March 31, 1998 and 1999 totaled $88,220 and $89,949 respectively.

(11) STOCKHOLDERS' EQUITY

     (a)  PUBLIC OFFERING

     On December 15, 1997, the Company completed a public offering ("the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from the Offering were $6,823,972, net of offering costs. All of the Company's outstanding debt was repaid in December 1997 with proceeds from the Offering. Pursuant to the terms of the underwriter's agreement, warrants issued in conjunction with the completion of the public offering were reduced from $7.50 to $6 per share at fiscal year end 1999.


     (b)  WARRANTS

     At March 31, 1998 and March 31, 1999 the Company had warrants outstanding to purchase common shares as follows:

                                                                                           March 31
                                                                                    ----------------------
                                                                                     1998            1999
                                                                                    -------         -------
      Warrants issued in conjunction with the Private Placement
         whereby one warrant entitles the holder to purchase one
         share at $15.03; subsequently amended to expire
         on May 4, 2000 with an increase in warrant amount which
         can be exercised at $1.875                                                  135,708        203,563
      Warrants issued pursuant to the guarantee of the bank line of credit whereby one warrant entitled the holder to
         purchase one share at $7.44 through May 8, 1998 and
         thereafter at $8.64 through May 8, 1999; subsequently
         amended to $1.875 through May 8, 1999                                        31,667         31,667
      Warrants issued whereby one warrant entitles the holder to
         purchase one share at $3.34 until October 21, 1999                            8,000
      Warrants issued to non executive employee to purchase one share
         at $5.00 until January 31, 2004                                                   -         18,750
      Warrants issued to two non executive employees to purchase one
         share at $1.875 until January 31, 2004                                            -        130,000
      Warrants issued to non employee to purchase one share
         at $1.875 until May 4, 2003                                                       -         50,000
      Warrants issued in conjunction with completion of public
         offering at a price of $7.50, subsequently reduced exercise price to
         $6 pursuant to underwriter's agreement, until
         December 15, 2002                                                         1,750,000      1,750,000
                                                                                   ---------      ---------
                  Total warrants outstanding                                       1,925,375      2,183,980
                                                                                   ---------      ---------
                                                                                   ---------      ---------

      (c)  RESTRICTED COMMON STOCK

      On February 1, 1999 the Company approved the 1999 Restricted Stock Plan which provides for the issuance of up to 275,000 shares of the Company's common stock under certain conditions to the Company's management. On June 30, 1999, the Company issued a total of 275,000 share certificates to several employees including 130,000 to an executive and director of the Company.

(12) EMPLOYEE BENEFIT PLANS

     (a)  RETIREMENT PLAN
          In March 1997, the Company established a 401(k) savings and retirement plan covering all full time employees who are at least 21 years of age and have at least three months of service. Under the plan, employees may defer up to 15% of their pretax salary, but not more than the statutory limits. The Company did not match employee contributions to the plan for the years ended March 31, 1998 and March 31, 1999. The plan was dissolved as of December 31, 1998 due to lack of participation.

     (b)  STOCK OPTION PLANS

          As of March 31, 1998, and March 31, 1999, the Company had two incentive stock option plans which are described below:

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

          Stock options under the 1993 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees, and after two years of affiliation with the Company for consultants. Although the program allows stock options to be issued for a maximum term of ten years, all stock options outstanding have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the closing bid price on the date of the Board of Directors' approval or higher. In November 1996, the Company's Board of Directors resolved that no additional stock options would be granted under the 1993 Incentive Program.

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

          In August 1997, the Company amended its 1996 Incentive Program to, among other things, modify the total shares of common stock available for grant to eligible employees and consultants of the Company from 208,333 to 625,000. The amendment was approved by the Company's stockholders in October 1997. At March 31, 1998 there were 139,358 stock options under the 1993 and 1996 Plans outstanding with a weighted average exercise price of approximately $16.08. The options were adjusted for a 1:6 and 1:4 reverse stock split in fiscal 1998. At March 31, 1999 there were 572,000 stock options under the 1993 and 1996 Plans outstanding at an exercise price of $1.875 of which 572,000 are vested. On May 5, 1998, the Company cancelled all shares under the 1993 and 1996 Plans outstanding and re-issued 552,000 stock options at an exercise price of $1.875, which expire on May 3, 2003. The Company also issued 20,000 stock options at an exercise price of $1.875 which expire on July 6, 2003.

          In August 1997, the Company granted 306,250 stock options, subject to certain contingencies to certain employees at an exercise price of $5 which expire on August 27, 2002. At March 31, 1998 there were 300,000 stock options outstanding. During the fiscal year ended March 31, 1999, 187,500 of these options were retired. There were 112,500 stock options outstanding as of March 31, 1999 of which 112,500 were vested.

          The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option awards. Had compensation cost for the Company's stock option awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        YEAR ENDED MARCH 31
                                                     --------------------------
                                                       1998             1999
                                                     ----------       ----------
                  Net loss:
                           As reported               $3,452,680       $4,258,727
                           Pro forma                 $3,583,052       $4,869,327
                  Net loss per share:
                           As reported               $     2.24       $     1.53
                           Pro forma                 $     2.33       $     1.75

          The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 1999: expected volatility of 173.47%; risk free interest rate of 6.50%; expected lives of five years; and a zero percent dividend yield. The following weighted average assumptions were used for grants in fiscal year 1998: expected volatility of 83.4%; risk free interest rate of 6.50%; expected lives of four years; and a zero percent dividend yield. The weighted average grant-date fair value of re-priced stock options was $1.79 per share. On May 5,1998, the Company canceled and reissued all outstanding stock options under the 1993 and 1996 Plans at an exercise price of $1.875 which expire on May 3, 2003. On July 6, 1998 the Company issued 20,000 stock options at a price of $1.875 to a consultant which expire July 6, 2003. The weighted fair market value average for stock options issued during the fiscal year ended March 31, 1998 was $.78. The weighted fair market value average for stock options issued or repriced during the fiscal year ended March 31, 1999 was $1.79.

         The following is a summary of stock options outstanding at March 31, 1998:

                                                            OPTIONS OUTSTANDING
                                                            --------------------
                                                              WEIGHTED-AVERAGE
                                            NUMBER                REMAINING         NUMBER OF OPTIONS
         EXERCISE PRICES                 OUTSTANDING           CONTRACTUAL LIFE        EXERCISABLE
         ---------------                 -----------           ----------------     -----------------
         $  19.68                           73,858                  2.90                  73,858
         $  12.00                           65,500                  3.66                  49,667
         $   5.00                          300,000                  4.41                  75,000


         The following is a summary of stock options outstanding at March 31, 1999:

                                                            OPTIONS OUTSTANDING
                                                            --------------------
                                                              WEIGHTED-AVERAGE
                                            NUMBER                REMAINING         NUMBER OF OPTIONS
         EXERCISE PRICES                 OUTSTANDING           CONTRACTUAL LIFE        EXERCISABLE
         ---------------                 -----------           ----------------     -----------------
         $  1.875                           20,000                 4.27 years             20,000
         $  1.875                          552,000                 4.09 years            552,000
         $  5.00                           112,500                 3.41 years            112,500

     (13) INCOME TAXES

          The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES (SFAS 109).

          The Company had net deferred tax assets, primarily consisting of net operating loss carryforwards, of approximately $1,650,000 and $1,448,000 arising in the years ended March 31, 1998 and 1999, respectively. Total U.S. Federal net operating loss carryforwards of approximately $8,100,000 at March 31, 1999 expire in the years 2009 to 2019, but are further limited, as discussed below.

          The Company has not recorded an income tax benefit in the years ended March 31, 1998 and 1999 due to the recording of a valuation allowance as an offset to the net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of the deferred tax assets. During Fiscal 1998, the deferred tax asset and corresponding valuation allowance were decreased by approximately $1,818,000 to reflect limitations due to an effective change of ownership arising from the sale of common stock. A significant portion of the U.S. Federal net operating loss will expire unused because of this change. Further, due to potential limitations under Section 382 of the Internal Revenue Code, some of the new operating losses may not be available and subsequent changes in ownership may result in further limitations. As of March 31, 1999, the valuation allowance was increased by $1,448,000.

          The income tax provision reconciled to the tax computed at the statutory Federal rate for Fiscal 1998 was as follows:

                  Tax at statutory rate              $ 1,448,000
                  Valuation allowance                 (1,448,000)
                                                      ----------
                                    TOTAL             $        -
                                                      ----------
                                                      ----------

     (14) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company's financial instruments include cash, money market funds, receivables, and accounts payable. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates.


     (15) CONTINGENCIES

          The Company is subject to various claims and contingencies related to lawsuits, taxes and other matters arising in the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     (a)  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 1999, the Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year ended March 31, 1999.

     The following table sets forth information concerning the directors and executive officers of the Company as of March 31, 1999:


     Susan A. Schreter (1)(4)        37      President, and acting CEO and
                                             Chairman of the Board

     Anthony A. Cetrone (1) (3)      70      Director

     Michael M. Fleming (2) (3)      50      Director

     Paul Stanton (2)                61      Vice Chairman of the Board

     Dr. Herbert Sohn                71      Director

     (1)  Member of the Executive Committee.
     (2)  Member of the Audit Committee.
     (3)  Member of the Compensation Committee.
     (4)  Change in Executive Management

William H.W. Atkinson co-founded the Company in November 1992 and was Chairman of the Board until December, 1998. He became the Company's Chief Executive Officer in May

1994. Mr. Atkinson's employment as Chief Executive Officer of the Company was terminated for cause on November 8, 1998. Mr. Atkinson subsequently resigned as a director and Chairman of the Board in December, 1998. The Company's Chief Financial Officer, Sandra Sternoff, resigned from the Company in October, 1998. Ms. Sternoff subsequently worked for the Company on a non-officer basis through December 1998. All stock options granted Ms. Sternoff and Mr. Atkinson were forfeited.

The Company's by-laws provide that the size of the Board of Directors shall initially be fixed by the Incorporator, and thereafter may be changed by resolution of the Board. The Company's Board of Directors currently is fixed at eight members, and there are three vacancies. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the Board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of the Company's officers and directors.

SUSAN A. SCHRETER co-founded the Company in November 1992 and has served as president and a director since inception. From July 1985 to December 1992, she was founder and President of Beta International, Inc., New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition, due diligence, cash flow planning, strategic business planning and capital investment. From February 1992 to January 1995, Ms. Schreter served as a director of Omnicorp Limited, a provider of environmental services. Ms. Schreter currently serves as acting Chief Executive Officer and Chairman of the Board.

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

MICHAEL M. FLEMING is partner of the law firm of Ryan, Swanson & Cleveland, Seattle, Washington, where he has been affiliated since November 1992. He specializes in real estate, dispute resolution, securities and environmental matters. Since July 1988, Mr. Fleming has also served as the President and owner of Kidcentre, Inc., a provider of childcare services in Seattle, Washington. Since April 1985, he has also been the President and owner of Fleming Investment Co., Seattle, Washington, a private investment company. Mr. Fleming was elected to the Company's Board of Directors in November 1992.

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

     The Executive Committee, can consist of up to three members, has been delegated the authority to exercise all powers and authority of the Board of Directors in the management of the business and affairs of the Company, including the right to authorize: (I) the purchase of stock; (ii) adopt an agreement of merger or consolidation; (iii) recommend to the stockholders the sale, lease or exchange of all or substantially all of the Company's properties or assets; (iv) recommend to the stockholders a dissolution of the Company or a revocation of dissolution; (v) amend the by-laws; or (vi) authorize the declaration of a dividend. The Executive committee meets at such times, as it deems appropriate.

     The Compensation Committee has been established to review and make recommendations to the Board regarding the compensation to be paid by the Company and its subsidiaries to their executive officers, key employees and consultants, including, without limitation, the grant of incentive awards under the Company's incentive program. See -- "Stock Option Plans." The Compensation Committee consists solely of independent directors and meets at such times, as it deems appropriate.

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


ITEM 10.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended March 31, 1997, 1998 and 1999 of the Company's President and acting Chief Executive Officer.(the "Named Executive Officer"). No other executive officer of the Company received salary and bonuses of $100,000 or more in the fiscal year ended March 31, 1999.

                          SUMMARY COMPENSATION TABLE*

                                                                       LONG-TERM
                                                        ANNUAL       COMPENSATION
                                                     COMPENSATION       AWARDS
                                                     ------------    ------------
OPTIONS/SAR'S
NAME OF PRINCIPAL POSITION                   YEAR       ( $ )            ( # )
--------------------------                   ----      --------        -------
Susan A. Schreter, President and Director    1999      $125,000        215,000
                                             1998      $125,000        112,500
                                             1997      $125,000         13,583

* Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted. No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive no salary for their services as such, but receive a fee of $2,000 for each meeting attended, and may participate in the Company's stock option plans. The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and committees thereof.

In January 1999, the Company approved the 1999 Restricted Stock Plan of which a total of 275,000 shares were authorized for issuance to various employees of the Company. On June 30, 1999, Ms. Schreter was awarded a total of 130,000 shares under the Plan. Stock option grants reflected for Ms. Schreter for the fiscal year ended March 31, 1999 reflect shares cancelled and subsequently reissued on May, 1998 at an exercise price of $1.875.

EMPLOYMENT AGREEMENT. In December 1993, the Company entered into three-year employment agreement with Ms. Schreter, the Company's President and acting Chief Executive Officer. This agreement was subsequently amended as of March 1996 to provide, among other things, for an additional three-year term. Each agreement may be terminated for "cause" (as defined in the agreements) and under circumstances set forth in the agreements. Under the terms of the agreement, Ms. Schreter is entitled to receive an annual base salary of $125,000, or such higher salary as may be approved by the Board of Directors from time to time. Each year during the term of their agreements, Ms. Schreter is entitled to receive stock options in an amount equal to at least 20% of the aggregate number of options offered under the Company's option and incentive plans to all officers, key executives, directors, professional or administrative employees or consultants or advisors, any of its subsidiaries or any of its agents (as defined in the respective plans), or to a cash payment to compensate for the shortfall in the event this provision is not complied with. Ms. Schreter is also entitled to participate in any bonus or profit sharing plan that may be adopted from time to time by the company, and to specified additional bonus payments and option grants upon termination under certain specified circumstances.

Upon a change in control, as defined in the agreements, Ms. Schreter will be entitled to receive, in addition to other compensation and benefits due her, her then-effective base salary for a period of three years from the date of termination, plus all benefits, other than the bonus and stock options (or the value thereof), to which she would have been entitled had she continued her employment. In addition, the agreement provides that Ms. Schreter is entitled to receive all rights, privileges and fringe benefits afforded to other senior executives of the Company and to payment or reimbursement for reasonable expenses incurred in the performance of her respective services under the agreement. The agreements also contain confidentiality provisions.

     OPTION GRANTS. The following tables shows at March 31, 1999, certain information regarding options granted to the Named Executive Officers.

                       OPTION GRANTS IN FISCAL YEAR 1999
                               (INDIVIDUAL GRANT)


                     NUMBER OF          PERCENT TO
                    SECURITIES         TOTAL OPTIONS
                    UNDERLYING           GRANTED TO
                      OPTIONS           EMPLOYEES IN      EXERCISE OR BASE     EXPIRATION
NAME                GRANTED (#)        FISCAL YEAR (1)    PRICE ($/SHARE)       DATE (2)
----                -----------        ---------------    ----------------     ----------
Susan A. Schreter       215,000                    38%              $1.875       5/3/03

(1) Based on options to purchase 572,000 shares of Common Stock granted to employees, directors and consultants, including executive officers, in Fiscal 1999.

(2) The terms of such options are consistent with those of options granted to other employees and directors under the Company's Stock Option Plans. The options vested immediately because of length of service. The Plans provisions permitting the Board of Directors to, among other things, accelerate vesting of options in the event of a change in control of the Company.

FISCAL YEAR END OPTIONS/OPTION VALUES TABLE. The following table sets forth information regarding exercises of stock options during the fiscal year ended March 31, 1999 by the Named Executive Officers and the year-end values of exercised and unexercised options by such Named Executive Officers:


      AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1999
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                            VALUE OF
                                                                          UNEXERCISED
                                                          NUMBER OF       IN-THE-MONEY
                                                         UNEXERCISED       OPTIONS AT
                                                      OPTIONS AT FISCAL    FISCAL YEAR
                       SHARES                            YEAR END (#)       END (#)
                    ACQUIRED ON      VALUE REALIZED      EXERCISABLE/     EXERCISABLE/
NAME                EXERCISE (#)          ($)            UNEXERCISABLE    UNEXERCISABLE
----                ------------     --------------   -----------------   -------------
Susan A. Schreter        0                 $0          327,500(1)/0(2)     $0(1)/$0(2)

     (1)  Exercisable options.
     (2)  Unexercisable options.

     On August 27, 1997, the Company awarded Susan A. Schreter stock options to purchase 112,500 shares of Common Stock (the "Schreter Options") at an exercise price of $5, under an amendment to the 1996 Stock Option Plan adopted by the Board of Directors on such date and subsequently approved by the requisite vote of the stockholders. The number of the Schreter Options will be reduced pro rata if the total number of stock exceeds 7.7% of the total number of shares of Common Stock issued and outstanding (excluding shares Isabel upon exercise of outstanding options and warrants) upon completion of the Offering. The Options vest in four equal semi-annual installments commencing six months from the date of grant. The Options terminate upon the expiration of five years from the date of grant, or, if sooner, three months after termination of Ms. Schreter as an employee of the Company for any reason (or such shorter period as required by the VSE, if any) and, if her employment is terminated for cause, her respective Options terminate immediately. In addition, the Options are subject to the terms and conditions of the 1996 Stock Option Plan. See "Management -- Stock Option Plans."

     On May 1998, the Company cancelled 215,000 shares previously issued to Ms. Schreter and reissued them at an exercise price of $1.875. These stock options expire on May 3, 2003.

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

     Under the 1996 Incentive Program, the aggregate number of shares of Common Stock that may be issued or transferred is 208,333 (the "Base Amount"), plus (i) any shares of Common Stock which are forfeited under the 1993 Stock Option Plan or the 1996 Stock Option Plan after the Board's adoption of the 1996 Stock Option Plan; plus (ii) the number of shares of Common Stock repurchased by the Company in the open market and otherwise with an aggregate price no greater than the cash proceeds received by the Company from the sale of shares under the 1993 Stock Option Plan or the 1996 Stock Option Plan; plus (iii) any shares of Common Stock surrendered to the Company in payment of the exercise price of options issued under the 1993 Stock Option Plan or the 1996 Stock Option Plan; provided, that the aggregate number of shares available for grants at any given time will be reduced by the aggregate of all shares previously issued or transferred pursuant to the Stock Option Plans plus the aggregate of all shares which may become subject to issuance or transfer under then-outstanding and then-currently exercisable grants under the Stock Option Plans; and provided, further, that no award may be issued that would bring the total of all outstanding awards under the 1996 Stock Option Plan to more than 25% (the "Maximum Percentage") of the total number of the shares of Common Stock at the time outstanding. The maximum number of shares for which options may be granted under the 1996 Stock Option Plan to any employee during any calendar year is 41,667 (the "Annual Amount").

     On August 27, 1997, the Board of Directors adopted an amendment to the 1996 Stock Option Plan (the "Amendment"), pursuant to which the Base Amount was increased from 208,333 shares to 625,000 shares, the Annual Amount was increased from 41,667 shares to 150,000 shares and the Maximum Percentage was increased from 25% to 35%. The Company's stockholders approved the Amendment on October 6, 1997, which was subject by its terms and under applicable regulatory requirements to the completion of the Offering which was completed in December 1997. Pursuant to the Amendment, stock option grants may be made prior to such stockholder approval, but in no event may such grants be exercised until such approval is obtained.

     During the fiscal year ended March 31, 1999, 490,500 stock options were retired and 20,000 shares were issued to a consultant to the Company at an exercise price of $1.875. In addition a total of 552,000 stock options under the 1993 and 1996 Stock Option plan were cancelled and reissued at a price of $1.875. These options retire on May 3, 2003.

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

     The maximum term of incentive stock options under the Stock Option Plans is 10 years, except that in certain cases, as discussed below, the maximum term if five years. The exercise price of incentive stock options under the Stock Option Plans may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and, in some cases, as discussed below, may not be less than 110% of such fair market value. The exercise price of non-qualified options under the Stock Option Plans is determined by the Board, which has agreed not to grant on-qualified options that have an exercise price less than 85% of the fair market value of the Common Stock subject to the option on the date of the option grant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information, as of March 31, 1999 (adjusted to reflect the Reverse Stock Splits effected on June 16, 1997 and October 20, 1997) with respect to the beneficial ownership of the Company's Common Stock by (I) each stockholder to the best available knowledge of the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.

                                             NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER         SHARES (1)       PERCENT OWNED
OFFERING                                     ----------       -------------
--------
Wayne M. Hammersly                            175,000               6%
     811 Southwest Front Avenue, Suite 200
     Portland, Oregon  97204

Susan A. Schreter (2)                         366,394              13%
     200 First Avenue West, Suite 200
     Seattle, WA  98119

Anthony A. Cetrone (3)                         30,095               1%

Michael M. Fleming (3)                         30,095               1%

Paul Stanton (4)                               22,500               *

Dr. Herbert Sohn (5)                           27,000               *

All Executive Officers and Directors
     as a Group (5 persons)                   476,084              17%
     (See footnotes on following page.)

*    Less than 1%.

(1) Beneficial ownership of directors, officers and 5% or more stockholders includes both Outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will become exercisable within 60 days of July 4, 1999. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes 327,500 shares issuable upon exercise of currently outstanding stock options. Does not include 130,000 restricted shares issued June 30, 1999.

(3) Includes 30,000 shares issuable upon exercise of currently outstanding stock options.

(4) Includes 22,500 shares issuable upon exercise of currently exercisable stock options. (5) Includes 27,000 shares issuable upon exercise of currently exercisable stock options.

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


ITEM 13.  EXHIBITS

(a)  EXHIBITS:

     27.1 Financial Data Schedule .

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on July 13, 1999.


                                        CARING PRODUCTS INTERNATIONAL, INC.

                                        By:  /s/  Susan A. Schreter
                                            -------------------------------
                                            Susan A. Schreter
                                            Acting Chairman of the Board and
                                            President

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                         TITLE                        DATE
       ---------                         -----                        ----

/s/ Susan A. Schreter         President and Acting Chairman      July 13, 1999
-------------------------
Susan A. Schreter

/s/ Anthony A. Cetrone        Director                           July 13, 1999
-------------------------
Anthony A. Cetrone

/s/ Michael M. Fleming        Director                           July 13, 1999
-------------------------
Michael M. Fleming

/s/ Paul Stanton              Director                           July 13, 1999
-------------------------
Paul Stanton

/s/ Herbert Sohn              Director                           July 13, 1999
-------------------------
Herbert Sohn