Form 10QSB
period 1999-06-30
CARING PRODUCTS INTERNATIONAL INC
filed 1999-08-17
CIK 1001111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------
                                  FORM 10-QSB

(Mark One)
/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       OR

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

                       Commission file number 33-96882-LA

                      CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                               -----------------

         DELAWARE                                        98-0134875
(State or other jurisdiction of             (IRS Employer Identification No.)

                               -----------------

                 5843 WOODLAWN AVE., SEATTLE, WASHINGTON 98103
                    P.O. BOX 9288, SEATTLE, WASHINGTON 98109
                         (principle executive offices)

                                 (206) 523-7065
                (issuer's telephone number, including area code)

                               -----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 1999, the Registrant had 3,056,343 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                  FORM 10-QSB
                      For the Quarter Ended June 30, 1999


                         INDEX                                                      PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets at March 31, 1999, and June 30, 1999.              3
                    (unaudited for June 30, 1999 Period)

           Consolidated Statements of Operations for each of the three-month
                    periods ended June 30, 1998, and June 30, 1999.                       4
                    (unaudited)

           Consolidated Statements of Cash Flows for the three-month
                    periods ended June 30, 1998, and June 30, 1999.                       5
                    (unaudited)

           Notes to Consolidated Financial Statements.                                    6

Item 2     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.                                            8


PART II:   OTHER INFORMATION                                                             11

Item 1     Legal Proceedings.
Item 2     Changes in Securities.
Item 3     Defaults upon Senior Securities.
Item 4     Submission of Matters to a Vote of Security Holders.
Item 5     Other Information.
Item 6     Exhibits

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1:       FINANCIAL STATEMENTS

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,        June 30,
                                                                 1999            1999
                                    ASSETS                                    (unaudited)
Current assets:
         Cash                                                   $707,847       $628,039
         Accounts receivable, less allowance for doubtful
         accounts of $460,000 at March 31, and June 30, 1999     353,263        144,148
         Inventories                                             560,338        335,199
         Prepaid expenses                                         25,208         25,208
                                                              ----------     ----------
                    Total current assets                       1,646,656      1,132,594

         Equipment, net                                          143,798         39,025
         Intangible assets, net                                  173,580        169,131
         Other assets                                             18,041         26,918

                    Total assets                              $1,982,075     $1,367,668
                                                              ----------     ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                       $326,745     $  249,555
         Accrued liabilities                                      43,826         42,351
         Customer deposits                                       244,575         69,881
                                                              ----------     ----------
                    Total  liabilities                           615,146        361,787

         Commitments, contingencies and subsequent events             --             --


Stockholders' equity:
         Preferred stock: no shares outstanding                       --             --
         Common stock: 2,781,343 at March 31, 1999
            3,056,343 at June 30, 1999                            27,814         30,564
         Additional paid-in capital                           19,681,685     19,733,935
         Accumulated deficit                                 (18,342,570)   (18,758,618)
                                                              ----------     ----------
                    Total stockholders' equity                $1,366,929     $1,005,881
                                                              ----------     ----------

                                                              $1,982,075     $1,367,668
                                                              ----------     ----------

          See accompanying notes to consolidated financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                Three Month Periods Ended June 30, 1998 and 1999
                                  (Unaudited)

                                                                        1998                 1999
                                                                        ----                 ----
Revenues                                                          $  788,960           $  154,035
Cost of Sales                                                        453,372               47,955
                                                                  ----------           ----------
                                    Gross profit                     335,588              106,080

Operating expenses:
         Selling                                                     589,000               12,787
         General and administrative                                  295,652              412,393
         Amortization and depreciation                                16,568               23,695

                    Total operating expenses                         901,220              448,875

                    Loss from operations                            (565,632)            (342,795)

Other income (expense):
         Interest income                                              33,823               11,664
         Interest expense                                               (462)                (741)
         Loss on sale of assets                                        1,287              (84,176)


                    Net loss                                      $ (530,984)          $ (416,048)

Net loss per common share                                            $ (0.19)               $(.14)

Weighted average common shares                                     2,781,343            3,056,343

          See accompanying notes to consolidated financial statements

                      CARING PRODUCTS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three Month Periods Ended June 30, 1998 and 1999
                                  (Unaudited)

                                                       1998             1999
                                                     ------------------------
Cash flows from operating activities:
  Net loss                                        $ (530,984)       $ (416,048)
  Adjustments to reconcile net loss to net cash
         used in operating activities:
Issuance of restricted common stock for services          --            55,000
Gain/loss on sale/disposal of equipment               (5,815)           84,176

Amortization and depreciation                         17,835            23,695
Change in operating assets and liabilities
         Accounts receivable                        (508,057)          209,115
         Inventories                                 215,197           225,139
         Prepaid expenses                             12,666                --
         Other assets                                     --            (8,877)
         Accounts payable                           (458,489)          (77,190)
         Accrued liabilities                           3,277            (1,475)
         Customer deposits                                --          (174,694)
                                                  ----------        ----------
Net cash used in operating activities:            (1,254,370)          (81,159)

 Cash flows from investing activities:
  Capital expenditures                               (14,808)               --
  Proceeds from equipment sale                            --             1,351
                                                  ----------        ----------
         Net cash provided by investing
            activities:                              (14,808)            1,351
 Cash flows from financing activities:
  Repayment of lease obligations                      (2,018)               --
                                                  ----------        ----------
         Net cash used in financing activities:       (2,018)               --

         Decrease in cash                         (1,271,196)          (79,808)

Cash at beginning of period                        3,415,569           707,847

Cash at end of period                           $  2,144,371        $  628,039



         See accompanying notes to consolidated financial statements.

                          CARING PRODUCTS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               THREE-MONTH PERIOD ENDED JUNE 30, 1998, AND JUNE 30, 1999

(1)      PRESENTATION OF INTERIM INFORMATION

         The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended March 31, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Caring Products International, Inc., and its subsidiaries (the "Company") and notes thereto, for its fiscal year ended March 31, 1999.

(2)      LOSS PER SHARE

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

         Due to the net loss position of the Company, only the net loss per common share is presented on the face of the unaudited consolidated statements of operations for the three-month periods ended June 30, 1998 and 1999.

(3)      YEAR 2000 COMPUTER SOFTWARE CONVERSION

         The Company regularly updates its information systems capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year-2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers which may incur disruptions as a result of year-2000 software issues. Accordingly, no assurance can be given that the Company's results of operations will not be impacted by this industry-wide issue.

(4)      INTANGIBLE ASSETS

         Intangible assets, representing technology purchased and cost of patents, copyrights, trademarks and other intellectual property, are stated at cost. On June 30, 1999 the Company transferred approximately $170,000 of intellectual property associated with its children's products to Creative Products International, Inc., a wholly-owned subsidiary of the Company. See Note 8.

(5)      OFFICE CLOSURE

         The Company wrote down $84,176 of furniture, fixtures and office and computer equipment on June 30, 1999 pursuant to the closure of the Company's headquarter marketing and administration office. The Company's facility lease ended on June 30, 1999 without penalty to the Company. The Company has not entered into any new facility lease.

(6)      GOING CONCERN

         The Company incurred a net loss of $416,048 during the first quarter of Fiscal 2000 and a net loss for the fiscal year ended March 31, 1999 of $4,258,727. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. The Company continues to review all of its strategic options.

(7)      RESTRICTED COMMON STOCK

         On February 1, 1999 the Company approved the 1999 Restricted Stock Plan which provides for the issuance of up to 275,000 shares of the Company's common stock under certain conditions to the Company's management. On June 30, 1999, the Company issued a total of 275,000 share certificates to several employees including 130,000 to an executive and director of the Company. The Company recorded compensation expense during the period ending June 30, 1999 of $55,000.

(8)      OTHER

         The Company has approved the spin-off of Creative Products International, Inc. to shareholders of record on June 30, 1999. Shareholders shall receive 1/2 share of Creative Products International, Inc. for each share of Caring Products International, Inc. common stock owned on the record date.

(9)      CONTINGENCIES

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

OVERVIEW

Caring Products International, Inc. and its subsidiaries (collectively the "Company" or "CPI") has designed a line of proprietary urinary incontinence pant and liner products which have been sold under the REJOICE trade name. These products provide a practical, convenient solution to the special needs of incontinent adults. The Company has subcontracted the manufacture of its pant and liner products on a non-contractual basis, as well as the conversion, storage and delivery (fulfillment) services necessary to deliver products to customers. Historically, the Company's customer base has been retail drug stores, home healthcare companies, surgical supply stores and national drug wholesale companies. To diversify the Company's revenue sources, the Company has also dedicated resources to the development of a family of other products in markets in which the Company's two-piece, pant and liner concept may be applicable. These products are in the development stage.

RESULTS OF OPERATIONS

Revenues decreased from $788,960 for the three month period ended June 30, 1998 (the "1998 Period") to $154,035 for the three month period ended June 30, 1999 (the "1999 Period"), an 81% decrease. During the 1998 Period the Company shipped an initial order to one large drug chain. Quarter to quarter, the Company's sales have historically fluctuated based on the introduction of a new chain store, whereby sales are higher in order to adequately stock a chain's shelf and warehouse requirements. The Company also experienced a reduction in chain re-orders due to significant cost-cutting reduction in advertising and promotion activities.

Cost of sales decreased from 453,372 for the 1998 Period to $47,955 for the 1999 Period, an 89% decrease. This decrease is primarily attributable to reduction in sales and sale of certain inventory which had been written down during the prior fiscal year.

Gross profit for the 1998 period was $335,588 and $106,080 in the 1999 Period, a 68% reduction. Gross profit margins on sales improved from 43% in the 1998 Period to 69% in the 1999 Period. Gross profit margins may fluctuate in the future depending on changes in mix of products sold, the mix of sales distribution channels and other factors such as the sale of inventory with lower gross profit margins or other reductions in inventory valuation which may be required depending on the status of the Company's future operations.

OPERATING EXPENSES

Total operating expenses decreased in the 1999 Period to $448,875 from $901,220 in the 1998 Period, a 50% decrease. Sales and marketing costs decreased in the 1999 Period to $12,787 from $589,000 in the 1998 Period, a 98% decrease. The reduction in sales expenses was attributable to the end of paid advertising and most in-store promotional activities in 1999. During the 1998 Period the Company incurred certain costs associated with product distribution to a new large chain drug store including one-time expenses for merchandising trays, sales commissions and listing allowances or "slotting fees."

Depreciation and amortization expense increased from $16,568 in the 1998 Period to $23,695 in the 1999 Period, a 43% increase. General and administrative costs increased from $295,652 in the 1998 Period to $412,393 in the 1999 Period, a 39% increase. During the quarter, the Company reduced its administrative staffing associated with the anticipated closing of the Company's headquarter office. This savings was offset by an increase in general legal and accounting, associated with the completion of the Company's fiscal year audit, planning and organization of the spin-off of Creative Products and regulatory presentations regarding the Company's NASDAQ listing. On June 30, 1999, the Company closed its headquarter administrative and marketing offices. The Company recorded a loss on sale of assets of $84,176 associated with the sale or disposal of certain office furniture, computers, office equipment and other equipment associated with the closure of the Company's headquarter offices. The Company also disposed of approximately $53,000 of inventory not packaged for standard healthcare or retail distribution.The Company facility lease ended on June 30, 1999 without financial penalty. The Company also recorded $55,000 in compensation expense associated with the issuance of 275,000 of restricted shares to various employees of the Company on June 30, 1999.

The Company generated $33,823 in interest income during the 1998 Period and $11,664 in interest income during the 1999 Period, a 66% reduction. This reduction is attributable to the Company's lower cash balances held at various financial institutions. Interest expense during the 1998 Period was $462 and $741 in the 1999 Period, a 60% increase.

As a result of the foregoing, the Company generated a loss of $416,048 for the 1999 Period as compared to a net loss of $530,984 for the 1998 Period, a 22% improvement. The Company's net loss per share was $.14 in the 1999 Period as compared to a net loss of $.19 in the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through public and private placement of its equity securities, debt and product sales. Given the increasing marketing and advertising costs associated with increasing or maintaining distribution for its incontinence products at large retail drug chain stores, increased competition and executive management changes, in early 1999 the Company announced its intent to evaluate all of its strategic options including seeking licenses for the Company's products, potential merger or acquisition candidates or obtaining new sources or equity in addition to cost cutting measures. There is no assurance that any of these measures will improve the Company's cash flow, reduce the Company's losses or increase the sales and/or distribution for the Company's products without increased expense to the Company.

As of June 30, 1999, the Company's principal sources of liquidity included cash of $628,039, net accounts receivable of $144,148 and inventories of $335,199. The Company's operating activities used cash of approximately $81,000 during the 1999 Period. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales. The Company is currently not adding to its inventory through new production.

On October 5, 1995, the Registrant issued an aggregate 10,000,000 Special Warrants. On May 5, 1998, the Company reduced the exercise price of the Special Warrants to $1.875 per share (representing the closing price per share of the common stock on that date). In addition, the Company canceled and reissued all options outstanding under the 1993 and 1996 Stock Incentive Plans and reduced the exercise price to $1.875 per share (representing the closing price per share of the common stock on that date).

In April 1997, Bradstone Equity Partners Inc. ("Bradstone") guaranteed a Cdn $1.75 million credit facility for the Company from the Toronto Dominion Bank. In July 1997, the guarantee was increased by $1.25 million to an aggregate of approximately $3 million. The loans were to be repaid by the Company out of the net proceed of a proposed public offering. 31,667 warrants issued pursuant to the guarantee of the bank line of credit were reduced to $1.875 and expired on May 8, 1999.

On December 15 1997, the Company completed a public offering of 1,750,000 units at $5 per unit. Each unit consisted of one share of the Company's common stock and a five year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from this public offering were

$6,823,972, net of offering costs. Pursuant to the Underwriter's agreement, the exercise price of the warrants was reduced at the end of Fiscal 1999 to $6.

On June 30, 1999 the Company issued 275,000 of restricted stock to certain employees.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

When used in the Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries which constitute the customers of the Company, the costs of product development and other risks and uncertainties, in addition to any uncertainties with respect to management of growth, increases in sales, the competitive environment, hiring and retention of employees, pricing, new product introductions, product productivity, distribution channels, enforcement of intellectual property rights, possible volatility of stock price and general industry growth and economic conditions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

PART II

OTHER INFORMATION

Item 1                     Legal Proceedings.

                           None.

Item 2                     Changes in Securities.

                           On June 30, 1999 the Company issued 275,000 shares of restricted common shares to certain employees of the Company.

Item 3                     Defaults Upon Senior Securities.

                           None.

Item 4                     Submission of Matters to a Vote of Security Holders

                           None.

Item 5                     Other Information.

                           None.

Item 6                     Exhibits

                           27.1 -- Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

    CARING PRODUCTS INTERNATIONAL, INC.
    (Registrant)

Date:  August 13, 1999 By:/s/Susan A. Schreter
                          ------------------------
                             Susan A. Schreter
                                President


11