Form 10QSB
period 1999-09-30
CARING PRODUCTS INTERNATIONAL INC
filed 1999-11-17
CIK 1001111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               --------------------------------------------------
                                  FORM 10-QSB

(Mark One)
/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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

                               -----------------


                    P.O. BOX 9288, SEATTLE, WASHINGTON 98109
                          (principle mailing address)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No__

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS
Not applicable.
                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 1999, the Registrant had 3,056,343 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes __ No X

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

         INDEX                                                                       PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheets at March 31, 1999, and September 30, 1999.             3
                           (unaudited)

         Consolidated Statements of Operations for each of the six and three-month
                  periods ended September 30, 1998, and September 30, 1999.                 4
                           (unaudited)

         Consolidated Statements of Cash Flows for the six and three-month
                  periods ended September 30, 1998, and September 30, 1999.                 5
                           (unaudited)

         Notes to Consolidated Financial Statements.                                        6

Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 8


PART II:  OTHER INFORMATION                                                                11

Item 1            Legal Proceedings.
Item 2            Changes in Securities.
Item 3            Defaults upon Senior Securities.
Item 4            Submission of Matters to a Vote of Security Holders.
Item 5            Other Information.
Item 6            Exhibits

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       March 31,     September 30,
                                                                         1999            1999
                           ASSETS                                                     (unaudited)
Current assets:
         Cash                                                        $    707,847    $    766,271
         Accounts receivable, less allowance for doubtful accounts
         of $460,000 at March 31, and $416,381 at September 30            353,263          74,321
         Inventories                                                      560,338         266,927
         Prepaid expenses                                                  25,208          25,208
                                                                           ------          ------
                  Total current assets                                  1,646,656       1,132,727

         Equipment, net                                                   143,798          34,266
         Intangible assets, net                                           173,580         164,462
         Other assets                                                      18,041           5,843
                  Total assets                                       $  1,982,075    $  1,337,298
                                                                     ------------    ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                            $    326,745    $    153,063
         Accrued liabilities                                               43,826          40,890
         Customer deposits                                                244,575          60,594
                                                                     ------------    ------------
                  Total  liabilities                                      615,146         254,547

         Commitments, contingencies and subsequent events                    --

Stockholders' equity:
         Preferred stock: no shares outstanding                              --              --
         Common stock: 2,781,343 at March 31, 1999
                   3,056,343 at September 30, 1999                         27,814          30,564
         Additional paid-in capital                                    19,681,685      19,733,935
         Accumulated deficit                                          (18,342,570)    (18,661,748)
                                                                     ------------    ------------
                           Total stockholders' equity                  $1,366,929      $1,082,751
                                                                       ----------      ----------
                                                                       $1,982,075      $1,337,298
                                                                       ----------      ----------

          See accompanying notes to consolidated financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

  SIX MONTH PERIODS AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)

                                                Six-month periods           Three Month Periods
                                                -----------------           -------------------
                                                Ended September 30           Ended September 30
                                                ------------------           ------------------
                                                 1998         1999            1998        1999
                                                -------------------          ------------------
         Revenues                              $ 944,542    $ 284,116       $ 155,582     130,081
         Cost of Sales                           565,464      116,227         112,092      68,272
                                                 -------      -------         -------     -------
                  Gross profit                   379,078      167,889          43,490      61,809

Operating expenses:
         Selling                               1,212,292      117,187         623,292      49,567
         General and administrative              640,631      476,264         344,979     115,370
         Amortization and depreciation            33,131       33,123          16,565       9,428
                                                 -------      -------         -------     -------
                  Total operating expenses     1,886,056      626,574         984,836     174,365
                                                 -------      -------         -------     -------
                  Loss from operations        (1,506,978)    (458,685)       (941,346)   (112,556)

Other income (expense):
         Other  income                            53,877      204,424          20,054     189,426
         Interest expense                           (147)        (741)           --          --
         Loss on sale of assets                               (84,176)           --          --
         Other, net                              (75,202)         --          (76,174)       --
                                                 -------      -------         -------     -------
                                                 (21,472)     119,507         (56,120)    189,426
                                                 -------      -------         -------     -------

                  Net Income/(loss)          $(1,528,450)    (339,178)      $(997,466)    $76,870
                                             ------------    ---------      ----------    -------
Net Income/(loss) per common share             $   (0.55)        (.11)       $  (0.36)        .03
                                               ----------        -----       --------         ---

Weighted average common shares                 2,781,343    3,056,343       2,781,343   3,056,343
                                             ------------    ---------      ----------    -------

          See accompanying notes to consolidated financial statements

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)

                                                                            1998           1999
                                                                           ---------------------
Cash flows from operating activities:
  Net loss                                                              $(1,528,450)     $(339,178)
  Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
Issuance of restricted common stock for services                               --           55,000
Gain/loss on sale/disposal of equipment                                        --           84,176
Discounted accounts payable                                                    --          (37,630)
Amortization and depreciation                                                35,669         33,123
   Change in operating assets and liabilities
         Accounts receivable                                               (478,639)       278,942
         Inventories                                                        381,260        293,411
         Prepaid expenses                                                    11,793           --
         Other assets                                                                       12,198
         Accounts payable                                                  (529,977)      (136,052)
         Accrued liabilities                                                  9,114         (2,936)
         Customer deposits                                                     --         (183,981)
                                                                         -----------      ---------
Net cash used in operating activities:                                   (2,117,458)        57,073

    Cash flows from investing activities:
        Capital expenditures                                                (14,808)          --
         Intangible expenditures                                            (20,399)          --
        Proceeds from equipment sale                                           --            1,351
                                                                         -----------      ---------
                  Net cash provided by (used in) investing activities:      (35,207)         1,351

    Cash flows from financing activities:
        Repayment of lease obligations                                       (4,095)          --
         Deferred financing costs                                            (4,430)
                                                                         -----------      ---------
                  Net cash used in financing activities:                     (8,525)          --

                  Increase/(Decrease) in cash                            (2,161,190)        58,424

Cash at beginning of period                                               3,415,569        707,847

Cash at end of period                                                   $ 1,254,379      $ 766,271

          See accompanying notes to consolidated financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1999


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

         Due to the net loss position of the Company, only the net loss per common share is presented on the face of the unaudited consolidated statements of operations for the six-month and three month periods ended September 30, 1998 and 1999.

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

(6)      GOING CONCERN

         The Company incurred a net loss of $339,178 during the first six months of Fiscal 2000 and a net loss for the fiscal year ended March 31, 1999 of $4,258,727. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. The Company continues to review all of its strategic options.

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

(8)      OTHER

         The Company has approved the spin-off of Creative Products International, Inc. to shareholders of record on June 30, 1999. Shareholders shall receive 1/2 share of Creative Products International, Inc. for each share of Caring Products International, Inc. common stock owned on the record date. On March 25, 1999 and September 27, 1999, the Company transferred $50,000 and $300,000, respectively, into Creative Products International, Inc. On October 4, 1999, an executive and director of the Company purchased 384,000 shares of Creative Products common stock for $19,200.

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

OVERVIEW

Caring Products International, Inc. and its subsidiaries (collectively the "Company" or "CPI") has designed a line of proprietary urinary incontinence pant and liner products which have been sold under the REJOICE trade name. These products provide a practical, convenient solution to the special needs of incontinent adults. The Company has subcontracted the manufacture of its pant and liner products on a non-contractual basis, as well as the conversion, storage and delivery (fulfillment) services necessary to deliver products to customers. Historically, the Company's customer base has been retail drug stores, home healthcare companies, surgical supply stores and national drug wholesale companies. To diversify the Company's revenue sources, the Company has also dedicated resources to the development of a family of other products in markets in which the Company's two-piece, pant and liner concept may be applicable as well as other promotional service opportunities which may be commercialized on the internet in the future. Both promotional service as well as other two-piece pant and liner and other related children's products are in the development stage.

RESULTS OF OPERATIONS

Revenues decreased from $155,582 for the three month period ended September 30, 1998 (the "1998 Period") to $130,081 for the three month period ended September 30, 1999 (the "1999 Period"), a 16 % decrease. Quarter to quarter, the Company's sales have historically fluctuated based on the introduction of a new chain store, whereby sales are higher in order to adequately stock a chain's shelf and warehouse requirements. The Company also experienced a reduction in chain re-orders due to significant cost-cutting reduction in advertising and promotion activities.

Cost of sales decreased from $112,092 for the three month period to $68,272 for the comparable 1999 Period, a 39% decrease. This decrease is primarily attributable to reduction in sales and sale of certain inventory which had been written down during the prior fiscal year.

Gross profit for the three month 1998 period was $43,490 and $61,809 in the 1999 Period, a 42% improvement. Gross profit margins on sales improved from 28% in the 1998 Period to 48% in the 1999 Period. Gross profit margins may fluctuate in the future depending on changes in mix of products sold, the mix of sales distribution channels and other factors such as the sale of inventory with lower gross profit margins or other reductions in inventory valuation which may be required depending on the status of the Company's future operations.

Revenues decreased from $944,542 for the six month period ended September 30, 1998 (the "1998 Period") to $284,116 for the comparable six month period ended September 30, 1999, a 70% decrease. Quarter to quarter, the Company's sales have historically fluctuated based on the introduction of a new chain store, whereby sales are higher in order to adequately stock a chain's shelf and warehouse requirements. The Company also experienced a reduction in chain re-orders due to significant cost-cutting reduction in advertising and promotion activities during the 1999 Period. Revenues are expected to continue to decline for the Company's adult incontinence product line reflecting continued reduction in marketing activities and potential for per product backorder due to reduced inventory available to fulfill customer orders.

Cost of sales decreased from $565,464 for the six month Period ended 1998 to $116,227 for the 1999 Period, an 79% decrease. This decrease is primarily attributable to reduction in sales and sale of certain inventory which had been written down during the prior fiscal year.

Gross profit for the 1998 period was $379,078 and $167,889 in the 1999 Period, a 56% reduction. Gross profit margins on sales improved from 40% in the 1998 Period to 59% in the 1999 Period. Gross profit margins may fluctuate in the future depending on changes in mix of products sold, the mix of sales distribution channels and other factors such as the sale of inventory with lower gross profit margins or other reductions in inventory valuation which may be required depending on the status of the Company's future operations.

OPERATING EXPENSES

Total operating expenses decreased in the three month 1999 Period to $174,365 from $984,836 in the 1998 Period, an 82% decrease. Sales and marketing costs decreased in the three month 1999 Period to $49,567 from $623,292 in the 1998 Period, a 92% decrease. The reduction in sales expenses was attributable to the end of paid advertising and most in-store promotional activities in 1999. During the 1998 Period the Company incurred certain costs associated with product distribution to a new large chain drug store including one-time expenses for merchandising trays, sales commissions and listing allowances or "slotting fees." Total one-time expenses associated with the new distribution in the 1998 Period was $89,260. The Company did not gain any new large chain customers in the 1999 Period nor incur similar per-store listing fees and set up costs. During the three and six month 1998 Period, the Company implemented a promotional program to urologists which included a free pant sample and store coupons to help promote the Rejoice brand in large retail stores.

Depreciation and amortization expense decreased from $16,565 in the 1998 Period to $9,428 in the 1999 Period, a 43% decrease reflecting reduction in fixed assets. General and administrative costs decreased from $344,979 in the 1998 Period to $115,370 in the 1999 Period, a 67% decrease. During the quarter, the Company reduced its administrative staffing as well as other expenses associated with maintaining larger office facilities. On June 30, 1999, the Company closed its headquarter administrative and marketing offices. The Company recorded a loss on sale of assets of $84,176 associated with the sale or disposal of certain office furniture, computers, office equipment and other equipment associated with the closure of the Company's headquarter offices. The Company also disposed of approximately $53,000 of inventory not packaged for standard healthcare or retail distribution. The Company facility lease ended on June 30, 1999 without financial penalty. The Company also recorded $55,000 in compensation expense associated with the issuance of 275,000 of restricted shares to various employees of the Company on June 30, 1999.

The Company generated $20,054 in interest income during the three month 1998 Period and $4,117 in interest income during the three month 1999 Period, a 79% reduction. This decrease is attributable to the Company's lower cash balances held at various financial institutions. During the three month 1999 Period, the company generated other income through the sale of goods and collection of receivables written off in prior periods. The Company also negotiated discounts to certain trade accounts payable.

As a result of the foregoing, the Company generated net income of $76,870 for the three month 1999 Period as compared to a net loss of $997,466 for the 1998 Period. The Company's net income per share was $.03 in the 1999 Period as compared to a net loss of $.36 in the 1998 Period. For the six month period ended 1998, the Company reported a net loss of $1,528,450 as compared to a net loss of $339,178. For the six month period ended 1998, the Company reported a net loss per share of $.55 as compared to a net loss per share of $.11.


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

As of September 30, 1999, the Company's principal sources of liquidity included cash of $766,271, net accounts receivable of $278,942 and inventories of $293,411. The Company's operating activities generated cash of approximately $58,424 during the 1999 Period. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales. The Company is currently not adding to its inventory through new production.

The Company transferred $50,000 and $300,000 to Creative Products International, Inc. on March 25, 1999 and September 27, 1999, respectively. Upon completion of the proposed spin-off of Creative Products International, Inc. to shareholders of record, the Company's cash will be reduced by approximately $350,000. Additional assets transferred to Creative Products, including various intellectual property will result in a significant reduction in intangible assets and related depreciation expense to the Company.

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

PART II

OTHER INFORMATION

Item 1            Legal Proceedings.

                  None.

Item 2            Changes in Securities.

                  On June 30, 1999 the Company issued 275,000 shares of restricted common shares to certain employees of the Company. On October 4, 1999, Creative Products International, Inc. issued 384,000 shares of common stock to an executive and director of the Company.

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

         CARING PRODUCTS INTERNATIONAL, INC.
         (Registrant)

Date: November 15, 1999 By:___/s/  Susan A. Schreter
                                      President


11