Form 10QSB
period 1999-12-31
CARING PRODUCTS INTERNATIONAL INC
filed 2000-02-11
CIK 1001111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  -------------------------------------------
                                   FORM 10-QSB

(Mark One)
/ X /  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999

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

                                -----------------


                    P.O. BOX 9288, SEATTLE, WASHINGTON 98109
                           (principal mailing address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999 the Registrant had 3,056,343 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

         INDEX                                                                          PAGE NUMBER
PART I:  FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheets at March 31, 1999, and December 31, 1999.               3
                    (unaudited)

         Consolidated Statements of Operations for each of the three and nine-month
               periods ended December 31, 1998, and December 31, 1999.                       4
                    (unaudited)

         Consolidated Statements of Cash Flows for the nine-month period
               ended December 31, 1998, and December 31, 1999.                               5
                    (unaudited)

         Notes to Consolidated Financial Statements.                                         6

Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                     8

PART II:  OTHER INFORMATION                                                                 11

Item 1         Legal Proceedings.
Item 2         Changes in Securities.
Item 3         Defaults upon Senior Securities.
Item 4         Submission of Matters to a Vote of Security Holders.
Item 5         Other Information.
Item 6         Exhibits

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,        December 31,
                                                                          1999               1999
                           ASSETS                                                         (unaudited)
Current assets:
         Cash                                                          $    707,847      $    254,854
         Accounts receivable, less allowance for doubtful accounts
         of $460,000 at March 31, and $335,778 at December 31               353,263            22,227
         Inventories                                                        560,338           209,137
         Prepaid expenses                                                    25,208             9,534
                                                                       ------------      ------------
                  Total current assets                                    1,646,656           495,752

         Equipment, net                                                     143,798            30,174
         Intangible assets, net                                             173,580             7,927
         Other assets                                                        18,041                --
                                                                       ------------      ------------
                  Total assets                                         $  1,982,075      $    533,853
                                                                       ------------      ------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                              $    326,745      $    111,862
         Accrued liabilities                                                 43,826            38,974
         Customer deposits                                                  244,575            54,671
                                                                       ------------      ------------
                  Total  liabilities                                        615,146           205,507

         Commitments, contingencies and subsequent events                        --

Stockholders' equity:
         Preferred stock: no shares outstanding                                  --                --
         Common stock: 2,781,343 at March 31, 1999
                  3,056,343 at December 31, 1999                             27,814            30,564
         Additional paid-in capital                                      19,681,685        19,232,069
         Accumulated deficit                                            (18,342,570)      (18,934,287)
                                                                       ------------      ------------
                           Total stockholders' equity                  $  1,366,929      $    328,346
                                                                       ------------      ------------

                                                                       $  1,982,075      $    533,853
                                                                       ------------      ------------

          See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

   NINE-MONTH PERIODS AND THREE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1999
                                   (UNAUDITED)

                                            Nine-month Periods               Three Month Periods
                                              Ended December                  Ended December 31
                                          1998             1999             1998             1999
                                       ----------------------------      ----------------------------
     Revenues                          $ 1,222,004      $   395,587      $   277,462      $   111,471
     Cost of Sales                         930,756          174,017          365,292           57,790
                                       -----------      -----------      -----------      -----------
         Gross profit (loss)               291,248          221,570          (87,830)          53,681

Operating expenses:
     Selling                             1,535,371          198,801          323,078           81,614
     General and administrative          1,016,173          668,480          375,542          192,216
     Amortization and depreciation          50,303           41,884           17,170            8,761
                                       -----------      -----------      -----------      -----------

         Total operating expenses        2,601,847          909,165          715,790          282,591
                                       -----------      -----------      -----------      -----------

         Loss from operations           (2,310,599)        (687,595)        (803,620)        (228,910)

Other income (expense):
     Other  income (expense)                64,472          180,795           10,595          (23,629)
     Interest expense                       (1,894)            (741)          (1,747)              --
     Loss on sale of assets                                 (84,176)              --               --
     Other, net                           (127,119)                          (51,918)              --
                                       -----------      -----------      -----------      -----------
                                           (64,541)          95,878          (43,070)         (23,626)
                                       -----------      -----------

         Net Income (loss)             $(2,375,140)     $  (591,717)     $  (846,690)     $  (252,539)
                                       -----------      -----------      -----------      -----------

Net Income (loss) per common share     $     (0.85)            (.19)     $     (0.30)            (.08)
                                       -----------      -----------      -----------      -----------

Weighted average common shares           2,781,343        3,056,343        2,781,343        3,056,343

           See accompanying notes to consolidated financial statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               NINE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1999
                                   (UNAUDITED)

                                                                                  1998             1999
                                                                           -----------      -----------
Cash flows from operating activities:
  Net loss                                                                 $(2,375,140)     $  (591,717)
  Adjustments to reconcile net loss to net cash
         used in operating activities:
Issuance of restricted common stock for services                                    --           55,000
Loss on disposal of equipment                                                       --           84,176
Change in Allowance for doubtful accounts                                                       124,222
Discounted accounts payable                                                         --          (37,630)
Amortization and depreciation                                                   54,108           41,884
  Change in operating assets and liabilities
Accounts receivable                                                           (476,312)         206,814
         Inventories                                                           626,407          351,201
         Prepaid expenses                                                        5,782           15,674
         Other assets                                                                            18,041
         Accounts payable                                                     (515,665)        (177,253)
         Accrued liabilities                                                   (27,613)          (4,852)
         Customer deposits                                                     150,000         (189,904)
                                                                           -----------      -----------
Net cash used in operating activities:                                      (2,558,433)        (104,344)

  Cash flows from investing activities:
     Capital expenditures                                                      (15,512)              --
     Intangible expenditures                                                   (22,793)              --
     Proceeds from equipment sale                                                   --            1,351
                                                                           -----------      -----------
                  Net cash provided by (used in) investing activities:         (38,305)           1,351

  Cash flows from financing activities:
     Repayment of lease obligations                                             (4,672)              --
     Deferred financing costs                                                   (4,430)
     Proceeds from sale of Creative Products Stock                                               19,200
     Cash contributed to Creative Products                                          --         (369,200)
                                                                           -----------      -----------
                  Net cash used in financing activities:                        (9,102)        (350,000)
                                                                           -----------      -----------

                  Decrease in cash                                          (2,605,841)        (452,993)

Cash at beginning of period                                                  3,415,569          707,847

Cash at end of period                                                      $   809,728      $   254,854

Non-cash investing and financing activities

         Transfer of assets to Creative Products                                            $   151,866

          See accompanying notes to consolidated financial statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31 1998 AND 1999

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

     Due to the net loss position of the Company, only the net loss per common share is presented on the face of the unaudited consolidated statements of operations for the three and nine-month Periods ended December 31, 1998 and 1999.

(3)  INTANGIBLE ASSETS

     Intangible assets, representing technology purchased and cost of patents, copyrights, trademarks and other intellectual property, are stated at cost. On June 30, 1999 the Company transferred approximately $170,000 of intellectual property associated with its children's products to Creative Products International, Inc., a wholly owned subsidiary of the Company. On December 23, 1999, Creative Products International was spun off to the shareholders. See Note 7.

(4)  OFFICE CLOSURE

     The Company wrote down $84,176 of furniture, fixtures and office and computer equipment on June 30, 1999 pursuant to the closure of the Company's headquarter marketing and administration office. The Company's facility lease ended on June 30, 1999 without penalty to the Company. The Company has not entered into any new facility lease.

(5)  GOING CONCERN

     The Company incurred a net loss of $591,717 during the first nine months of Fiscal 2000 and a net loss for the fiscal year ended March 31, 1999 of $4,258,727. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. The Company continues to review all of its strategic options.

(6)  RESTRICTED COMMON STOCK

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

(7)  OTHER

     The Company spun-off of Creative Products International, Inc. to shareholders of record on December 23, 1999. Shareholders of record on June 30, 1999 received 1/2 share of Creative Products International, Inc. for each share of Caring Products International, Inc. common stock owned on the record date. On March 25, 1999 and September 27, 1999, the Company transferred $50,000 and $300,000 respectively into Creative Products International, Inc. On June 30, 1999, the Company transferred various copyrights, trademarks, and other intellectual property to Creative Products International Inc. The spin-off distribution reduced shareholder's equity by $501,866, which represents the book value of the net assets of Creative Products International, Inc, as of December 23, 1999.

(8)  CONTINGENCIES

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

OVERVIEW

Caring Products International, Inc. and its subsidiaries (collectively the "Company" or "CPI") has designed a line of proprietary urinary incontinence pant and liner products which have been sold under the REJOICE trade name. These products provide a practical, convenient solution to the special needs of incontinent adults. The Company has subcontracted the manufacture of its pant and liner products on a non-contractual basis, as well as the conversion, storage and delivery (fulfillment) services necessary to deliver products to customers. Historically, the Company's customer base has been retail drug stores, home healthcare companies, surgical supply stores and national drug wholesale companies. The Company has also dedicated resources to the development of a family of other products in markets in which the Company's two-piece, pant and liner concept may be applicable as well as other promotional service opportunities which may be commercialized on the internet in the future. In early 1999, the Company transferred the intellectual property associated with these business lines into a newly formed company, Creative Products International, Inc. On December 23, 1999, the Company spun off Creative Products International Inc. to shareholders. The Company revised its strategic options with regard to its adult incontinence product line.

RESULTS OF OPERATIONS

Revenues decreased from $277,462 for the three-month Period ended December 31, 1998 (the "1998 Period") to $111,471 for the three-month Period ended December 31, 1999 (the "1999 Period"), a 60 % decrease. Quarter to quarter, the Company's sales have historically fluctuated based on store promotions and chain buying patterns. The Company also experienced a reduction in chain re-orders due to significant cost-cutting reduction in advertising and promotion activities to support chains and consumer product awareness. The Company has also reduced pricing of certain product styles which have greater inventory representation than other product styles.

Cost of sales decreased from $365,292 for the three-month Period to $57,790 for the comparable 1999 Period, an 84% decrease. This decrease is primarily attributable to reduction in sales and sale of certain inventory which had been written down during the prior fiscal year.

For the three-month Period ended 1998, the Company generated a negative gross profit of $87,830. The Company reported a gross profit of $53,681 in the 1999 Period, representing a gross profit margin of 48%. Improvement in the Company's gross profit margins reflects sales of lower priced inventory written down in prior periods. Gross profit margins may fluctuate in the future depending on changes in mix of products sold, the mix of sales distribution channels and other factors such as the sale of inventory with lower gross profit margins or other reductions in inventory valuation which may be required depending on the status of the Company's future operations.

Revenues decreased from $1,222,004 for the nine-month Period ended December 30, 1998 (the "1998 Period") to $395,587 for the comparable nine-month Period ended December 31, a 68% decrease. Quarter to quarter, the Company's sales have historically fluctuated based on the introduction of a new chain store, whereby sales are higher in order to adequately stock a chain's shelf and warehouse requirements. The Company also experienced a reduction in chain re-orders due to significant cost-cutting reduction in advertising and promotion activities during the 1999 Period. Revenues are expected to continue to decline for the Company's adult incontinence product line reflecting continued reduction in marketing activities and potential for per product backorder due to reduced inventory available to fulfill customer orders.

Cost of sales decreased from $930,756 for the nine-month Period ended 1998 to $174,017 for the 1999 Period, an 81% decrease. This decrease is primarily attributable to reduction in product sales and sale of certain inventory which had been written down during the prior fiscal year.

Gross profit for the 1998 Period was $291,248 and $221,570 in the 1999 Period, a 24% decrease. Gross profit margins on sales improved in the 1998 Period to 56% in the 1999 Period. Gross profit margins may fluctuate in the future depending on changes in mix of products sold, the mix of sales distribution channels and other factors such as the sale of inventory with lower gross profit margins or other reductions in inventory valuation which may be required depending on the status of the Company's future operations.

OPERATING EXPENSES

Total operating expenses decreased in the three-month 1999 Period to $282,591 from $715,790 in the 1998 Period, a 61% decrease. Sales and marketing costs decreased in the three-month 1999 Period to $81,614 from $323,078 in the 1998 Period, a 75% decrease. The reduction in sales expenses was attributable to the end of paid advertising and most in-store promotional activities in 1999. During the nine-month 1998 Period, the Company implemented a promotional program to urologists which included a free pant sample and store coupons to help promote the Rejoice brand in large retail stores. The Company did not gain any new large chain customers in the 1999 Period nor incur per-store listing fees and set up costs

Depreciation and amortization expense decreased from $17,170 in the 1998 Period to $8,761 in the 1999 Period, a 49% decrease reflecting reduction in fixed assets. General and administrative costs decreased from $375,542 in the 1998 Period to $192,216 in the 1999 Period, a 49% decrease. During the nine-month Period ended 1999, the Company closed its headquarters administrative and marketing offices and reduced certain operating staff. The Company recorded a loss on sale of assets of $84,176 associated with the sale or disposal of certain office furniture, computers, office equipment and other equipment associated with the closure of the Company's headquarter offices. The Company also disposed of approximately $53,000 of inventory not packaged for standard healthcare or retail distribution. The Company facility lease ended on June 30, 1999 without financial penalty. The Company also recorded $55,000 in compensation expense associated with the issuance of 275,000 of restricted shares to various employees of the Company on June 30, 1999. During the three-month Period ended 1999, the Company incurred an increase in legal and accounting costs associated with the spin-off of Creative Products International to shareholders.

The Company generated $10,595 in interest income during the three-month 1998 Period and $295 in interest income during the three-month 1999 Period, a 97% decrease. This decrease is attributable to the Company's lower cash balances held at various financial institutions. During the three-month and nine-month 1999 Period, the Company generated other income through the sale of goods and collection of receivables written off in prior periods. The Company also negotiated discounts to certain trade accounts payable.

As a result of the foregoing, the Company generated net loss of $252,539for the three-month 1999 Period as compared to a net loss of $846,690 for the 1998 Period. The Company's net loss per share was $.08 in the 1999 Period as compared to a net loss of $.30 in the 1998 Period. For the nine-month Period ended 1998, the Company reported a net loss of $2,375,140 as compared to a net loss of $591,717. For the nine-month Period ended 1998, the Company reported a net loss per share of $.85 as compared to a net loss per share of $.19 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through public and private placement of its equity securities, debt and product sales. Given the increasing marketing and advertising costs associated with maintaining distribution for its incontinence products at large retail drug chain stores, increased competition and executive management changes, in early 1999 the Company announced its intent to evaluate all of its strategic options including seeking licenses for the Company's products, spin-off of certain assets and dissimilar business lines to shareholders, potential merger or acquisition candidates or obtaining new sources or equity in addition to cost cutting measures.

There is no assurance that any of these measures will improve the Company's cash flow, reduce the Company's losses or increase the sales and/or distribution for the Company's products without increased expense to the Company. As the Company's inventory continues to decline, the Company will evaluate consolidation of its warehouse locations and other reductions to its operating activities.

The Company transferred $50,000 and $300,000 to Creative Products International, Inc. on March 25, 1999 and September 27, 1999, respectively. As of December 31, 1999, the Company's principal sources of liquidity included cash of $254,854, net accounts receivable of $22,227 and inventories of $209,137. The Company's operating activities used cash of approximately $104,344 during the 1999 Period. The Company anticipates that the levels of inventories and accounts receivable will vary commensurate with the Company's sales. The Company is currently not adding to its inventory through new production.

With the completion of the spin-off of Creative Products International, Inc. to shareholders of record, the Company's cash and intangible assets were significantly reduced.

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

In April 1997, Bradstone Equity Partners Inc. ("Bradstone") guaranteed a Cdn $1.75 million credit facility for the Company from the Toronto Dominion Bank. In July 1997, the guarantee was increased by $1.25 million to an aggregate of approximately $3 million. The loans were to be repaid by the Company out of the net proceeds of a proposed public offering. 31,667 warrants issued pursuant to the guarantee of the bank line of credit were reduced to $1.875 and expired on May 8, 1999.

On December 15 1997, the Company completed a public offering of 1,750,000 units at $5 per unit. Each unit consisted of one share of the Company's common stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price. Proceeds from this public offering were $6,823,972, net of offering costs. Pursuant to the Underwriter's agreement, the exercise price of the warrants was reduced at the end of Fiscal 1999 to $6.

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

     CARING PRODUCTS INTERNATIONAL, INC.
     (Registrant)

Date:  February 10, 2000 By: /s/ Susan A. Schreter
                             ---------------------
                                   President