Form 10KSB
period 2000-03-31
CARING PRODUCTS INTERNATIONAL INC
filed 2000-06-09
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

(Mark  One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2000

                                       OR

/   /   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
        EXCHANGE  ACT  OF  1934
For  the  transition  period  from  ________ to _________

                     Commission file number   33-96882-LA
                                              -----------

                       CARING PRODUCTS INTERNATIONAL, INC.
                              -------------------
                 (Name of small business issuer in its charter)

         DELAWARE                                          98-0134875
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                     PO BOX 9288,  SEATTLE, WASHINGTON 98109
                              -------------------
                           (principal mailing address)

                                  (206)523-7065
                              -------------------
                (Issuer's telephone number, including area code)

     Securities  registered  under Section 12(b) of the Exchange Act:      None.

     Securities  registered  under Section 12(g) of the Exchange Act:
             Common  Stock,  $.01  par  value
             Warrants  to  purchase  common  stock.

Check  whether  the  issuer:     (1)  filed  all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No
     -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. / X /

     State  issuer's  revenue  for  its  most  recent  fiscal  year.  $538,489.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,528,171.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Not  applicable.

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2000: 3,056,343 shares of common stock, $.01 par value (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes     No  X


                               DOCUMENTS INCORPORATED BY REFERENCE

Part  III  -  Certain exhibits                    Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                       CARING PRODUCTS INTERNATIONAL, INC
                                   FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2000



       INDEX                                                                 PAGE NUMBER

PART I:
       Item  1   Description  of  Business . . . . . . . . . . . . . . . . . . . . .   4

       Item  2   Description  of  Properties . . . . . . . . . . . . . . . . . . . .   8

       Item  3   Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  8

       Item  4   Submission  of Matters to a Vote of Security Holders . . . . . . . .  8


PART II
       Item  5   Market  Information . . . . . . . . . . . . . . . . . . . . . . . .   9

       Item  6   Managements  Discussion  and  Analysis  of
                  Financial  Condition  and  Results  of Operation . . . . . . . . .  10

       Item  7   Financial  Statements . . . . . . . . . . . . . . . . . . . . . . .  14

                 Consolidated Balance Sheets at March 31, 1999 and March 31, 2000 ..  17

                 Consolidated  Statements  of  Operations  for  the  years
                 ended  March  31,  1999  and  March  31,  2000 . . . . . . . . . .   18

                 Consolidated  Statement  of  Stockholders  Equity  for
                 the  years  ended  March  31, 1999 and March 31, 2000 . . . . . . .  19

                 Consolidated  Statements  of  Cash  Flows  for  the  years
                 ended  March  31,  1999  and  March  31,  2000 . . . . . . . . . .   20

                 Notes  to  Financial  Statements  . . . . . . . . . . . . . . . . .  21

       Item  8   Changes  and  Disagreements  with  Accountants  on
                   Accounting  and  Financial  Disclosure . . . . . . . . . . . . .   27


PART  III
       Item  9   Directors,  Executive  Officers, Promoters and Control Persons:
                 Compliance  with  Section  16(a)  of the Exchange Act . . . . . . .  28

       Item 10   Executive  Compensation . . . . . . . . . . . . . . . . . . . . . .  29

       Item 11   Security  Ownership  of  Certain Beneficial Owners and Management .  33

       Item 12   Certain Relationships and Related Transactions . . . . . . . . . .   33

       Item 13   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

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

Since inception, the Company's primary activities have been geared to the development of commercial markets for its incontinence products in the US and to a lesser extent, Canada and Europe. In addition, the Company has sought to diversify its product line interests through development of other consumer products which can be sold to retail chains, catalog, direct mail or through the Internet. The Company anticipates that the availability of the Rejoice product line will end during Fiscal 2001 with the anticipated closure of one or more of its warehouses on or about June 30, 2000 due to the lack of financial resources to replenish its inventory and support the ongoing sales and marketing of its product lines.

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

Caring  Products  Industries,  Ltd., a British Columbia corporation, is a wholly
                                                                   -
owned subsidiary of Caring Products International, Inc. and until March 1996 principally engaged in pant production. C.P. International, Inc., a Delaware corporation, is also a wholly owned subsidiary of Caring Products International, Inc., and its principal business is the sale and marketing of the Company's products. Creative Products International, Inc., is a wholly owned subsidiary of the Company organized to complete development and commercialize various products unrelated to the Company's adult incontinence product lines. The term, the "Company" as used herein, Caring Products International, Inc. and its current or former wholly owned subsidiaries, Caring Products Industries, Ltd., Creative Products International, Inc. and C.P. International, Inc.

In June 1999, Caring Products International, Inc. announced the spin-off of Creative Products International, Inc., ("CPII") a then wholly-owned subsidiary, to shareholders of record as of June 30, 1999. During June 1999 the Company transferred approximately $170,000 of intellectual property associated with development stage products unrelated to the Company's adult incontinence products to CPII. During the year, the Company also transferred a total of $350,000 to provide initial working capital to CPII. On December 23, 1999, the Company completed the spin-off to shareholders of record. Shareholders received one share of CPII common stock for every two shares of Caring Products International, Inc. stock owned on the record date. CPII is a development stage company with interests in the development of certain consumer products and retail-oriented consumer services which may, at some future date, be commercialized through retail, the Internet or direct mail markets. It is anticipated that these products and services will require additional capital investment and the development of marketing and/or licensing partners to complete commercial development. There is no assurance that CPII will be able to secure adequate financial, management and marketing resources to complete product development and organize a financially viable operating company. The shares of CPII do not trade on any exchange. There is also no assurance that CPII will be able to develop an active market for its securities in the future.

In light of changes in the chain drug retail market which substantially increased the costs required to support retail chain distribution for consumer products and the position of the Company's financial resources which were substantially less than the Company's competition, the Board of Directors in early 1999 announced its intention to review all the strategic options available to the Company. The Company also initiated a cost-cutting program to reduce administrative, marketing and other related operating costs, while the Company reviewed its options. No new inventory was added during the fiscal year and sales and marketing activities were reduced. The Company anticipates that it will close one or more of its sub-contracted inventory fulfillment warehouses on or about June 30, 2000, due to reduced inventory and related storage and distribution needs to support a declining customer base.

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

The Company's adult incontinence products consist of a reusable light-weight cotton pant specifically designed to look and feel like conventional underwear and a disposable, highly absorbent, thin liner. The liner fits securely into a patented channel in each pant which the Company believes provides reliable protection against side seepage even when the wearer is moving or sitting down. The Company's pants are manufactured in a pull-on style and a wide range of sizes.

SALES  AND  MARKETING

The Company developed its products for home consumers with light and moderate incontinence such as individuals recovering from surgery, with neurological diseases, women with interstitial cystitis and other chronic bladder infections, or spinal injuries. These individuals are likely to have permanent rather than temporary incontinence problems and require greater daily usage of liners than individuals with very light or light incontinence.

The Company's marketing efforts to gain sources of product distribution have been focused in the retail market and certain segments of the healthcare market. The Company has utilized different marketing strategies for the retail and healthcare segments of its business which include surgical supply stores, hospital supply companies and healthcare oriented catalogs.

The Company began selling Rejoice in retail locations in the United States in September 1995, and the product is now available in several drug chains, independent pharmacies, and surgical supply stores. As is customary in the retail industry, the Company does not have any supply agreements with any of such stores. In addition, the Company has to pay upfront listing allowances or "slotting fees" to gain shelf space in chain drug stores and participate in in-store advertising programs, and accept charges for product that is damaged on the store shelf from chain mishandling, pilferage of product contents or other damage which affects the appearance of the product to consumers and is considered no longer in saleable condition to the retail chain. These costs of gaining and maintaining shelf space vary by chain, but have increased significantly during the period following the rapid consolidation of the retail drug chain industry in 1996 and 1997. The industry is now dominated by four drug store chains plus a small number of mass merchants with national distribution.

Because of the substantially higher costs of maintaining a national advertising presence and participating in certain in-store advertising programs, which was beyond the Company's resources, distribution of Rejoice at national and most regional drug chains ended during 1999. The Company's decision to end costly in-store advertising and shelf placement payment programs contributed to the termination of many distribution relationships. The Company has experienced difficulty in receiving payment from some of its larger customers for goods previously shipped. The Company's available inventory in sizes and styles requested by the customer, which is declining due to lack of new production, is also a factor contributing to declining sales and working capital availability.


As noted in prior statements, due to the higher than expected costs of gaining and maintaining distribution at chain drug stores as well as increased competition in the marketplace from marketers with greater financial resources than the Company, the Company announced in February 1999, that it intended to review all of its strategic options. Some of these options include licensing the Company's incontinence product to domestic or international industry participants, seeking acquisitions of companies or products which can utilize the Company's database of physicians, home consumers or network of retail brokers which assist in gaining distribution of products to retail grocery, drug or mass merchandiser chains, merging with another company, and ceasing the sale of the Rejoice brand of incontinence products. There is no assurance that the Company will be able to identify a marketing or licensing partner for the Rejoice brand or its patent or be able to successfully implement any action related to a re-structuring of the Company. The Company has not generated a profit for an entire fiscal year since its inception and has relied on raising new equity to support its marketing plans. There is no assurance that the Company will be able to raise new sources of working capital or equity to continue the Company's business operations.

MANUFACTURING  AND  FULFILLMENT

Historically, the Company has "outsourced" certain operating processes and it expects to continue to do so for the foreseeable future. The Company currently subcontracts the warehousing and delivery of the Company's products. The Company has produced its adult incontinence pants through subcontractors located in Canada and Mexico under non-exclusive supply agreements. There are many low-cost sources of production for the Company's products available in Asia, India and Mexico. Although the Company has made the strategic decision to cease production while it considers its strategic options and conserves working capital, the Company believes that it would be able to begin production again with the addition of significantly greater financial resources, updated marketing and product distribution plan and participation of a marketing and distribution partner to adequately support the re-introduction of a consumer brand into highly competitive retail or healthcare markets.

The airlaid raw material for the Company's liners has been manufactured by Buckeye Cellulose Corporation, formerly known as Merfin Hygienic Products Ltd. ("Buckeye"), a producer of airlaid paper. There are other sources of raw material for the Company's liners in Europe, Canada and the US. To date, the Company has not encountered any difficulties in obtaining its requisite supply of liner raw material for its adult incontinence or its children's products.

The airlaid raw material produced by an airlaid paper manufacturer is shipped to subcontractors in the United States where it is converted into finished liners according to the Company's specifications. The process of liner conversion involves slitting the finished rolls of raw materials into designated liner lengths, covering each liner with a soft cotton-like coverstock, adding a self-adhesive strip to each liner and packaging the liners for shipment to one of the Company's fulfillment centers in Harrisburg, Pennsylvania; Sparks, Nevada; Dallas, Texas; or in Vancouver, Canada. The Company believes that there are numerous options for liner conversion and warehousing and fulfillment services and that it would not be difficult to make arrangements for additional or different service providers, if business needs required it. The Company closed its warehouse facility relationship in Vancouver, Canada in May 2000.

RESEARCH  AND  DEVELOPMENT

In prior years, the Company has devoted time and financial resources to research and development activities to develop its current products and improvements to those products. These costs have declined in recent years, with expenditures of $95,790 in 1999. The Company did not incur any research and development costs in 2000. The Company does not anticipate that research and development will represent a significant portion of its expenses in the future.

BACKLOG

The Company generally ships within three to ten days of receipt of a purchase order depending upon the size of the order and availability of requested inventory. Since the Company has not added to its inventory position during the fiscal year, it has not been able to ship all requested product SKU's to its customers due to lack of inventory. Without the addition of new resources to the Company or sale or licensing of the Company's product line to another company, outstanding orders for products may not be filled on a timely basis, if ever.

COMPETITION

The disposable incontinence products industry is highly competitive and consists of several large and medium sized companies as well as numerous smaller companies. Many of the Company's competitors have financial, marketing and other resources substantially greater than the Company's, as well as a substantially longer history of operations than the Company. Competition in the industry is generally based on price, performance and comfort as well as the ability to adequately advertise product features and benefits to consumers on a national basis and support distribution with in-store paid advertising, slotting fees and other in-store promotion monies.

The retail market is dominated by major national brand product manufacturers including Kimberly Clark's Depend and Poise brands, Johnson & Johnson's Serenity brand and Proctor & Gamble's Attends brand, which was recently sold to Paper Pak, another industry competitor. In addition to these companies which collectively dominate the market, the retail market for disposable incontinence products is made up of medium sized and small companies, as well as a small, but fast growing, private label segment currently dominated by Confab, Inc. Each of these competitors have greater resources for marketing and advertising their brands than the Company.

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

There is no assurance that additional products that the Company develops will be patentable, that the issued patent will provide the Company with any competitive advantages or will not be challenged by any third parties, or that the patents of others will not have an adverse effect on the Company's business. Furthermore, there is no assurance that competitors will not be able to design around the Company's patented products or develop or acquire substantially equivalent trade secrets and proprietary technology independent of the Company. Competitors of the Company may have filed applications for or may have received patents, and may obtain additional patents and proprietary rights relating to products that compete with those of the Company. Litigation and other proceedings, which could result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company to determine the scope and validity of third party proprietary rights. In addition, there is no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

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

During June 1999, the Company transferred approximately $170,000 of intellectual property to Creative Products International, Inc. then a wholly owned subsidiary of the Company. As part of the agreement, the Company will retain certain royalty free license rights for use of the patent in the adult incontinence market.

EMPLOYEES

During Fiscal 2000, the Company steadily reduced the number of salaried staff as part of a administrative cost-cutting effort. As of March 31, 2000, the Company employed several part-time administrative and accounting staff as well as 3 persons on a full-time salaried basis. Of the full time staff, one was employed in operations and two in marketing and sales. The Company does not have a collective bargaining agreement with any of its employees, and the Company considers its employee relations to be satisfactory.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The Company terminated its lease at 200 First Avenue West, Suite 200, Seattle, Washington on June 30, 1999 without penalty. The Company is not subject to any lease agreement.

ITEM  3.     LEGAL  PROCEEDINGS

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ending March 31, 2000.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(A)(1)   MARKET  INFORMATION

The Company's Common Stock traded on the Vancouver Stock Exchange ("VSE") under the symbol "CPI" since January 1994, following its merger with FWCC Merger
Corp., and under the symbol "CRP" since June 16, 1997, and under the symbol "CPM" since November 4, 1997, and has also traded on the OTC Bulletin Board under the symbol "CGPD" since August 14, 1997 and under the symbol "CGPDD" from October 21, 1997 through November 20, 1997, and commencing November 21, 1997, under the symbol "CGPD." On December 15, 1997, the Common Stock began trading on the Nasdaq SmallCap Market under the symbol "BDRY". On June 21, 1999, the common stock began to trade on OTC Bulletin Board under the ticker symbol "BDRY".

The following table sets forth the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods indicated. All prices are stated in U.S. dollars:

                                                       ACTUAL
                                                   HIGH       LOW
                                                   ----       ---

Fiscal Year Ending March 31, 1999
     First  Quarter                              $ 2.88    $ 1.69
     Second  Quarter                               3.44      1.75
     Third  Quarter                                1.94       .25
     Fourth  Quarter                               1.19       .41

                                                       ACTUAL
                                                   HIGH       LOW
                                                   ----       ---

Fiscal Year Ending March 31, 2000
     First  Quarter                              $ .375    $ .125
     Second  Quarter                               .218      .062
     Third  Quarter                                .110      .031
     Fourth  Quarter                              2.000      .070

On May 26, 2000, the closing price of the Common Stock on the OTC Bulletin Board Market was $.50

(A)  (2)     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     No securities that were not registered under the Securities Act of 1933 as amended (the "Act") have been issued or sold by the Registrant within the past two years, except as described below. The share information below does not reflect the Reverse Stock Splits except as otherwise noted.

     1. On May 8, 1997, the Company obtained an additional bank line of credit and issued to the guarantor thereof, Bradstone Equity Partners Inc. (f/k/a H.J. Forest Products Inc.), warrants to purchase 31,667 shares (post reverse splits) of Common Stock at $7.44 per share at any time until May 8, 1998 and thereafter at $8.64 per share. Bradstone Equity Partners Inc. is a Canadian publicly held corporation. These warrants were issued pursuant to Regulation S. On May 5, 1998, the Company reduced the exercise price of the warrants to $1.875 per share. These warrants expired on May 8, 1999.

     2. From time to time during the past three years, the Company has granted options and issued warrants to officers, directors and employees of the Company. The grants of options have been made at exercise prices ranging from $12.00 to $24.00 per share and the grants of warrants have been made at exercise prices ranging from $7.44 to $19.20 per share. To date, no options have been exercised. On May 5, 1998, the Company canceled and reissued all options outstanding under the 1993 and 1996 Stock Incentive Plans and reduced the exercise price to $1.875 per share (representing the closing price per share of the common stock on that date). To the extent options or warrants have been issued by the Company to U.S. persons, they have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended. No new options were granted during the fiscal year ended March 31, 2000.

     3. In connection with the settlement of certain litigation, on October 22, 1997, the Company issued to three plaintiffs two-year warrants to purchase an aggregate of 8,000 shares of Common Stock at an exercise price of $3.34 per share. These warrants were issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended. These warrants expired on October 22, 1999.

     4. On December 15, 1997, the Company completed a public offering ('the Offering") of 1,750,000 units at $5.00 per unit, each unit consisting of one share of the Company's Common Stock and a five-year warrant to purchase one additional share at a price equivalent to 150% of the unit price, or $7.50. Pursuant to the underwriter's agreement, the exercise price of the warrants was reduced to $6 at March 31, 1999.

     5. On May 5, 1998, the Company issued to Bradstone Equity Partners, Inc. warrants to purchase 50,000 shares of Common Stock at $1.875 per share. Bradstone Equity Partners, Inc. is a Canadian publicly held corporation. These warrants were subsequently amended to expire May 4, 2003. These warrants were issued pursuant to Regulation S. These options expired May 4, 2000.

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

(B)     HOLDERS

The number of record holders of the Company's Common Stock as of March 31, 2000 was 100.

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

Until March 1996, the Company produced pants in its own facility in Burnaby, British Columbia. The Company secured a new source of pant production during the fiscal year ended March 31, 1997 from a large underwear manufacturer located in Northern Mexico. That producer offered a lower per unit pant cost than the Company's per unit pant cost at its own facility in Canada or through a Canadian-based pant subcontractor. During Fiscal 1998, the Company closed its pant manufacturing facility in Burnaby. Since inception, the Company produced its liner products through sub-contractors located in Canada and the US.

In September 1995, the Company shipped product to its first regional drug store chain for storewide distribution and shelf placement. In subsequent years the Company expanded product distribution to include larger chain drug stores, Veteran's hospitals, catalogs, independent pharmacies and surgical supply stores as well as promotional distribution on televised home shopping stations and other specialty product outlets.

As discussed below, the fiscal year ended March 31, 1999 was characterized by nominal sales offset by significant expenses associated with product distribution, promotion, slotting fees and other in-store advertising and certain reductions to inventory valuation due to slower moving items or specific pant styles which were discontinued. During the year, the Company also ended primary advertising to retain the Company's cash resources.

Given the high costs associated with increasing and maintaining distribution for its incontinence products at larger retail drug chain stores, increased competition, and executive management changes, in early 1999, the Company announced its intent to evaluate all of its strategic options including licensing the Company's products, merging with another company, potential acquisitions, obtaining new sources of equity and cost-cutting measures. As part of the Company's cost cutting measures in fiscal year ended March 31, 1999, the Company ceased paid advertising to consumers and participation in costly in-store chain promotions which are a requirement to remain on the shelves of many large drug store chains in the US. The Company further reduced its payroll and other administrative costs. There is no assurance that any of these measures will improve the Company's cash flow, reduce the Company's losses, or increase the sales and/or distribution for the Company's products without increased expense to the Company.

The Company announced the spin-off of Creative Products International, Inc. ("CPII") a then wholly-owned subsidiary of the Company in June 1999. The Company determined that the product development and the potential to commercialize products and services unrelated to the adult incontinence market were better served in a separate company. The Company also determined at the time of spin-off announcement that the two companies have different dynamics and were subject to different competitive forces and must be managed with different development strategies, capital structures, and management teams with skills conducive to each company's business needs. The spin-off of CPII was completed in December 1999. Each shareholder of record of the Company received 1 share of CPII for every two shares of the Company.

During the fiscal year ended March 31, 2000, the Company's sales continued to decline due to the elimination of brand advertising support programs and costly in-store chain advertising. While the Company has significantly reduced expenditures in all aspects of the Company's operations, it expects that it will continue to lose money. Further the Company has taken additional reductions to its inventory value to reflect reduced demand for the Company's products, poor mix of SKU's to meet current customer orders and deteriorating market and distribution network for the Company's brand. As a result of the foregoing the Company anticipates that it will close one or more of its product fulfillment centers when the available inventory mix at each of three remaining product storage and fulfillment centers is unable to generate sufficient sales to exceed the costs of maintaining the center. It is anticipated that the Company will begin to close one or more of its fulfillment centers on or about June 30, 2000. The Company is not under contractual obligation and may close any facility at any time, without ongoing expense to the Company.

RESULTS  OF  OPERATIONS

COMPARISON OF THE FISCAL YEAR ENDED MARCH 31, 1999 TO THE FISCAL YEAR ENDED MARCH 31, 2000

Revenues decreased from $1,235,918 in Fiscal 1999 to $538,489 in Fiscal 2000, a 56% decrease. The decrease was a result of decreased distribution of Rejoice in regional and national chain drug stores, decreased support of the brand in consumer advertising, increased problems for long-term consumers to find a local source of supply for the brand, and lack of available products sold in the quantities and styles desired by national distributors of consumer healthcare products.

Cost of sales decreased from $2,161,229 in Fiscal 1999 to $490,742 in Fiscal 2000, a decrease of 77%. This decrease is attributable to the affects of the reduction of inventory valuation taken at the end of Fiscal 1999. In Fiscal Years 1999 and 2000, the Company did not add to its inventory through new production. For the fiscal year ended 2000, the Company generated a gross profit of $47,747 as compared to a negative gross profit of $925,311 in the prior fiscal year.

Total operating expenses decreased from $3,417,016 in Fiscal 1999 to $1,093,020 in Fiscal 2000, a 68% decrease. This decrease reflects the implementation of the Company's cost cutting programs which included reductions in payroll, sales and advertising, product storage and distribution, customer service and other administration associated with serving a national consumer base which purchases products through chain drug stores to a smaller consumer base which purchases products through direct mail, regional drug stores and catalogs.

Sales and marketing costs decreased 90% from $1,795,920 in Fiscal 1999 to $168,235 in Fiscal 2000. Specific reductions included the reduction in marketing and travel costs associated with soliciting new accounts and providing advertising and marketing support to generate consumer sales at sources of product distribution.

General and administrative expenses decreased 43% from $1,538,518 in Fiscal 1999 to $877,326 in Fiscal 2000. Accounting and legal fees continued to be a significant portion of administration costs due to specific filing, accounting and other requirements to complete the spin-off of CPII during Fiscal 2000. Depreciation and amortization expense decreased from $82,578 in Fiscal 1999 to $47,459 in Fiscal 2000, a 43% decrease. The decrease is primarily attributable to the transfer of assets to CPII which was subsequently spun-off to shareholders as a separate operating company and reduction of value of certain equipment.

Interest expense decreased from $9,992 in Fiscal 1999 to $741 in Fiscal 2000, a 93% decrease. This decrease was attributable to reduction in short-term obligations. Interest income generated was $12,285 in Fiscal 2000 compared to $85,231 in Fiscal 1999. This decrease was attributable to reduction in cash balances in interest bearing deposits.

The Company generated other income of $408,251 during Fiscal 2000 as compared to $85,231 in Fiscal 1999, a 379% increase. This increase was attributable to several negotiated reductions in accounts payable, a refund from a chain retailer and other reductions to costs incurred in prior periods.

As a result of the foregoing, the Company generated a loss of $753,224 in Fiscal 2000 as compared to $4.2 million in Fiscal 1999, an 82% reduction. The net loss per share decreased from $1.53 to $.25, an 84% reduction. During the Fiscal year ended 2000, the number of shares outstanding increased from 2,781,343 to 3,056,343.

On December 14, 1997, US $350,160.05 was deposited into an account at the direction of the Company's former Chief Executive Officer, Mr. William H.W.
Atkinson, to secure an undisclosed personal commitment between the CEO and his brother. On January 12, 1998, the former CEO signed a personal guarantee form and designated Company funds as security for the personal guarantee. The existence of the pledge was brought to the Company's attention by the depository in late September. The Board of Directors immediately initiated an investigation with respect to the pledge and related matters. On November 8, 1998, the Board took action to prevent the application of the Company's funds to support the personal guarantee, removed Mr. Atkinson as Chairman, and terminated his employment contract with the Company, pursuant to its terms. The Company's
Chief  Financial  Officer,  Sandra  Sternoff,  resigned.   Susan  Schreter
subsequently assumed the responsibilities of CEO. On November 13, 1998 the depository notified the Company that it had placed a hold on the Company's accounts pending an investigation of documentation. The Company responded and filed a lawsuit against the depository demanding the release of the Company's funds. On February 9, 1999, the Company settled its litigation with the depository. A total of US $360,913.65, representing both US and Canadian dollar accounts, was returned to the Company and the Company was released by the depository from further potential liability under the unauthorized guarantee signed by Mr. Atkinson. Both accounts at the depository were subsequently closed. The loss, not including legal expenses of over $100,000, was approximately US $57,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has historically financed its operations through the sale of equity and debt. The Company did not generate new funding through the sale of securities, exercise of stock options or warrants or new debt to the Company.

As of March 31, 2000 the Company's principal sources of liquidity included cash of $181,763, net accounts receivable of $57,498 after allowance for doubtful accounts of $3,026 and inventory of $15,715. The Company reduced the value of its inventory by $166,153 to reflect certain slower moving SKU's, reduction to distribution and anticipation that it will close certain product storage fulfillment centers during the second fiscal quarter of 2001.

During Fiscal 2000, the Company transferred $350,000 and certain intellectual property to its wholly-owned subsidiary CPII. This company was later spun-off to shareholders. The spin-off resulted in a reduction to the Company's cash resources.

The Company's operating activities used cash of $177,434 for the year ended March 31, 2000. The Company's future liquidity will be dependent on the Company's ability to continue to sell its remaining inventory, reduce expenses, close some or all of its warehouses on a timely basis, sell its brand, collect its receivables, obtain a merger candidate for the Company, or obtain new sources of debt or equity. There is no assurance that the Company will be able to generate the funds needed to offset its current or future obligations on a timely basis.

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

ITEM  7.     FINANCIAL  STATEMENTS.

The  following  consolidated  financial  statements  of  Caring  Products
International,  Inc.  are  included  in  Item  7:

     Consolidated  Balance  Sheets  at  March  31,  1999  and  2000.

     Consolidated Statements of Operations for the Years Ended March 31, 1999 and 2000.

     Consolidated Statement of Stockholders' Equity for the Years Ended March 31, 1999 and 2000.

     Consolidated Statements of Cash Flows for the Years Ended March 31, 1999 and 2000.

     Notes  to  Consolidated  Financial  Statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             March 31, 1999 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
  - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


The  Board  of  Directors
Caring  Products  International,  Inc.

We have audited the accompanying consolidated balance sheets of Caring Products International, Inc. and subsidiaries as of March 31, 1999 and March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caring Products International, Inc. and subsidiaries as of March 31, 1999 and March 31, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $753,224. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT  THORNTON  LLP
Seattle,  Washington
June  5,  2000

                  CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                        MARCH 31,


                                         ASSETS


                                                                 1999           2000
                                                             -------------  -------------
Current Assets
  Cash                                                       $    707,847   $    181,763
  Accounts receivable less allowance
     of $460,000 and $3,026, respectively                         353,263         57,498
  Inventory                                                       560,338         15,715
  Prepaid expenses                                                 25,208         24,091
                                                             -------------  -------------

        Total current assets                                    1,646,656        279,068

  Equipment, net                                                  143,798         20,338
  Intangible assets, net                                          173,580              -
  Other assets                                                     18,041              -
                                                             -------------  -------------

                                                             $  1,982,075   $    299,406
                                                             =============  =============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                           $    326,745   $    107,945
  Accrued liabilities                                              43,826         24,621
  Customer deposits                                               244,575              -
                                                             -------------  -------------

        Total current liabilities                                 615,146        132,566
Stockholders Equity
  Preferred stock, par value $0.01 per share; authorized,
     1,000,000 shares; none outstanding                                 -              -
  Common stock, par value $0.01 per share; authorized,
     15,000,000 shares; issued and outstanding, 2,781,343
     and 3,056,343 in March 31, 1999 and 2000, respectively        27,814         30,564
  Additional paid-in capital                                   19,681,685     19,232,069
  Accumulated deficit                                         (18,342,570)   (19,095,794)
                                                             -------------  -------------

        Total stockholder's equity                              1,366,929        166,839
                                                             -------------  -------------

                                                             $  1,982,075   $    299,405
                                                             =============  =============

                 See accompanying notes to consolidated statements

                  CARING PRODUCTS INTERNATIONAL, INC. AND
                              SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED MARCH 31,

                                                    1999          2000
                                                ------------  ------------
Revenues                                        $ 1,235,918   $   538,489
Cost of Sales                                     2,161,229       490,742
                                                ------------  ------------

      Gross profit (loss)                          (925,311)       47,747

Operating expenses
  Selling                                         1,795,920       168,235
  General and administrative                      1,538,518       877,326
  Amortization and depreciation                      82,578        47,459
                                                ------------  ------------

      Total operating expenses                    3,417,016     1,093,020
                                                ------------  ------------

      Loss from Operations                       (4,342,327)   (1,045,273)

Other income (expense)
  Other income                                       85,231       408,251
  Interest expense                                   (9,992)         (741)
  Loss on sale of assets                                  -       (96,365)
  Other, net                                          8,361       (19,096)
                                                ------------  ------------

                                                     83,600       292,049
                                                ------------  ------------

      Net loss                                  $(4,258,727)  $  (753,224)
                                                ============  ============


  Common shares outstanding                       2,781,343     3,056,343

  Net loss per common share basic and diluted   $     (1.53)  $     (0.25)
                                                ------------  ------------

        Weighted average common shares            2,781,343     2,987,781
                                                ------------  ------------

             See accompanying notes to consolidated statements

                    CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THEYEARS ENDED MARCH 31, 1999 AND MARCH 31, 2000


                                      COMMON STOCK     ADDITIONAL                      TOTAL
                                 --------------------    PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                   SHARES     AMOUNT     CAPITAL        DEFICIT        EQUITY
                                 ----------  --------  ------------  -------------  ------------
Balance at April 1, 1998         2,781,343   $27,814   $19,686,115   $(14,083,843)  $ 5,630,086
Offering expenses                        -         -        (4,430)             -        (4,430)
Net Loss for the year ended              -         -             -     (4,258,727)   (4,258,727)
                                 ----------  --------  ------------  -------------  ------------
Balance at March 31, 1999        2,781,343    27,814    19,681,685    (18,342,570)    1,366,929
Restricted common stock issued
  to employees                     275,000     2,750        52,250              -        55,000
Investment in Creative Products
  common stock                     384,000     3,840        15,360              -        19,200
Spin off of Creative Products     (384,000)   (3,840)     (517,226)             -      (521,066)
Net Loss for the year ended              -         -             -       (753,224)     (753,224)
                                 ----------  --------  ------------  -------------  ------------
Balance at March 31, 2000        3,056,343   $30,564   $19,232,069   $(19,095,794)  $   166,839
                                 ==========  ========  ============  =============  ============

                 See accompanying notes to consolidated statements

               CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED MARCH 31,


Increase (Decrease) in Cash                                    1999         2000
                                                           ------------  ----------
Cash flows from operating activities
  Net loss                                                 $(4,258,727)  $(753,224)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                              116,333      47,459
    Issuance of restricted common stock to employees                 -      55,000
    Provision for losses in accounts receivable                436,721     456,974
    Provision for losses in inventory                        1,094,983     166,153
    Write-off of intangible assets                              15,000           -
    Loss from disposal of equipment                                573      96,365
    Accounts receivable                                       (189,189)   (161,209)
    Inventories                                                608,012     378,470
    Prepaid expenses                                            (9,426)      1,117
    Other assets                                                     -      18,041
    Accounts payable                                          (713,351)   (218,800)
    Accrued liabilities                                        (24,962)    (19,205)
    Customer deposits                                          244,575    (244,575)
                                                           ------------  ----------
      Net cash used in operating activities                 (2,679,458)   (177,434)

Cash flows from investing activities
  Intangible expenditures                                      (23,834)          -
  Proceeds from sale of equipment                                    -       1,350
                                                           ------------  ----------
      Net cash (used in) provided by investing activities      (23,834)      1,350

Cash flows from financing activities
  Payment on deferred offering costs                            (4,430)          -
  Investment in Creative Products common stock                       -      19,200
  Cash contributed to Creative Products                                   (369,200)
                                                           ------------  ----------
      Net cash used in financing activities                     (4,430)   (350,000)
                                                           ------------  ----------

Decrease in cash                                            (2,707,722)   (526,084)

Cash at beginning of period                                  3,415,569     707,847
                                                           ------------  ----------

Cash at end of period                                      $   707,847   $ 181,763
                                                           ============  ==========

Supplemental cash flow information:
  Cash paid for interest                                   $     9,992   $     741
                                                           ============  ==========

Noncash investing and financing activities:
  Net book value of assets spun off to Creative Products   $         -   $ 151,866
                                                           ============  ==========

                 See accompanying notes to consolidated statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 2000



(1)  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     (a)  DESCRIPTION OF BUSINESS
          Caring Products International, Inc. (CPI) is organized under the laws of the state of Delaware. CPI's business is the marketing and selling of proprietary adult urinary incontinence products, primarily in the United States. The Company anticipates that it will cease active sales of its brands in Fiscal 2001 unless it obtains new funding to support its operations.

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

     (e)  RESEARCH AND DEVELOPMENT
          Research and development costs are expensed as incurred.

     (f)  FOREIGN CURRENCY TRANSLATION
          The Company considers the U.S. dollar to be its functional currency. The Company has a wholly owned subsidiary, located in Canada. Accordingly, transactions by the subsidiary denominated in Canadian dollars are re-measured at the exchange rates in effect at the date of the transaction. At each balance sheet date, monetary balances denominated in currencies other than the U.S. dollar are re-measured using current exchange rates.

          Gains and losses resulting from foreign currency transactions are included in other, net, in the consolidated statements of operations. Gains and losses arising from these transactions for each of the years ended March 31 include a loss of $133,205 for 1999 and a gain of $6,758 for 2000, respectively.

     (g)  LOSS PER SHARE
          Loss per share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares was 2,781,343 as of March 31, 1999, and 2,987,781 as of March 31, 2000, respectively. The effect of common equivalent shares on the computation of loss per share assuming dilution for the years ended March 31, 1999 and March 31, 2000 was anti-dilutive and therefore is not included.

     (h)  USE OF ESTIMATES
          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (i)  ADVERTISING COSTS
          Advertising costs are expensed as incurred. Advertising expense was approximately $530,000 and $0 for the years ended March 31, 1999 and 2000, respectively.

(3)  GOING  CONCERN

     As shown in the consolidated financial statements, the Company incurred a net loss of $4,258,727 in 1999 and $753,224 in 2000. The Company also incurred a negative gross profit of $925,311 in March 31, 1999 and a nominal gross profit in 2000. These factors, as described below, raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. In early 1999, the Company announced its intent to evaluate all of its strategic options including licensing the Company's products, potential acquisitions, obtaining new sources of equity and cost-cutting measures. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition. The Company has not added to its inventory since the fiscal year ended March 31, 1998. Due to the declining inventory position of the Company and reduced sales activity, the Company anticipates that it will run out of salable inventory during the fiscal year ending March 31, 2001. The sale of inventory has been a primary source of funds for the Company's operations during the fiscal year ended March 31, 2000.

(4)  CONCENTRATION  OF  RISK

     The Company maintains cash equivalents with various financial institutions located in the U.S. and Canada. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to cash. The Company sells its products to various customers located primarily in the U.S.

(5)  INVENTORIES

     The Company wrote down $166,153 of inventory in 2000 to account for certain products that were held for more than a 12 month period, products specifically packaged for a retail chain or a specific market in which the Company's products are no longer in active distribution, to reflect reduced sales activity from lack of advertising and the expectation that the Company will have to sell such inventory at substantial discounts or dispose through charitable donations to hospitals or relief organizations. The Company may close one or more of its fulfillment centers on or about June 30, 2000 due to declining need for inventory storage and fulfillment services.

(6)   EQUIPMENT

      Equipment  consists  of  the  following:
                                                          MARCH 31,    MARCH 31,
                                                               1999         2000
                                                               ----         ----
         Computer  equipment                               $106,100    $  23,225
         Office  equipment                                   66,265        5,330
         Plant  equipment                                   122,445           --
         Capital  lease  office  equipment                       --       40,076
         Leasehold  improvements                              5,670           --
                                                           --------      -------
                                                            300,480       68,631

         Less accumulated depreciation and amortization     156,682       48,293
                                                           --------      -------

         Net  equipment                                    $143,798      $20,338
                                                           ========      =======

     The Company recorded a loss on the disposal of equipment of $96,365 for the year ended March 31, 2000 in conjunction with the closing of its production and administrative facilities.

(7)  INTANGIBLE  ASSETS

     Intangible assets consists of the following:
                                                         MARCH 31,    MARCH 31,
                                                              1999         2000
                                                              ----         ----
         Purchased  technology                            $250,000     $239,102
         Patents  and  trademarks                          154,756           --
                                                          --------     --------
                                                           404,756      239,102

         Less  accumulated  amortization                   231,176      239,102
                                                          --------     --------

             Net  intangible  assets                      $173,580     $     --
                                                          ========     ========

     At March 31, 1999, the Company wrote off $15,000 of its intangible assets to reflect certain trademarks that are no longer used in the Company's business. During June 1999, the Company transferred intellectual property with a net book value of $151,866 to Creative Products International, Inc., then a wholly owned subsidiary of the Company. See Note 8.

(8)  SPIN  OFF  OF  CREATIVE  PRODUCTS

     During June 1999, the Board of Directors approved the spin-off of Creative Products International, Inc. to shareholders of record on June 30, 1999. On December 23, 1999, shareholders of record of the Company received one share of Creative Products International, Inc. common stock for every two shares of Caring Products International, Inc. stock. As part of the spin-off the Company provided a total of $350,000 to Creative Products for initial working capital.

(9)  RELATED  PARTIES

     At March 31, 1999 and 2000, accounts payable included $72,638 and $53,547 in payables to related parties, respectively, for legal services. During 1999, the Company paid approximately $20,000 in consulting fees to a related party.

(10) COMMITMENTS

     During 1999, the Company leased office facilities under an operating lease agreement, which was terminated without penalty in June 1999. Rent expense for leased facilities in 1999 totaled $89,949.

(11)  STOCKHOLDERS'  EQUITY

     (a)  WARRANTS
          At March 31, 1999 and March 31, 2000 the Company had warrants outstanding to purchase common shares as follows:

                                                                                      1999       2000
                                                                                    ---------  ---------

          Warrants issued in conjunction with the Private Placement whereby one warrant entitles the holder to purchase one share at $15.03;
            subsequently amended to expire on May 4, 2000, with an increase
            in warrant amount which can be exercised at $1.875                        203,563    203,563
          Warrants issued pursuant to the guarantee of the bank line of credit whereby one warrant entitled the holder to purchase one share at
            $7.44 through May 8, 1998 and thereafter at $8.64 through May 8, 1999;
            subsequently amended to $1.875 through May 8, 1999                         31,667         --
          Warrants issued whereby one warrant entitles the holder to
               purchase one share at $3.34 until October 21, 1999                       8,000         --
          Warrants issued to non-executive employee to purchase
            one share at $5.00 until January 31, 2004                                  18,750     18,750
          Warrants issued to two non-executive employees to purchase one
            share at $1.875 until January 31, 2004                                    130,000    130,000
          Warrants issued to non-employee to purchase one share
            at $1.875 until May 4, 2003                                                50,000     50,000
          Warrants issued in conjunction with completion of public offering at a price of $7.50, subsequently reduced exercise price to $6
            pursuant to underwriter's agreement, until December 15, 2002            1,750,000  1,750,000
                                                                                    ---------  ---------

          Total warrants outstanding                                                2,191,980  2,152,313
                                                                                    ---------  ---------

     (b)  RESTRICTED COMMON STOCK
          On February 1, 1999, the Company approved the 1999 Restricted Stock Plan which provides for the issuance of up to 275,000 shares of the Company's common stock under certain conditions to the Company's management. On June 30, 1999, the Company issued a total of 275,000 share certificates to several employees including 130,000 to an executive and director of the Company. The Company recorded compensation expense related to the issuance of $55,000 for the year ended March 31, 2000.

(12)  EMPLOYEE  BENEFIT  PLANS

     (a)  RETIREMENT PLAN
          The Company had a 401(k) savings and retirement plan covering all full time employees who are at least 21 years of age and have at least three months of service. Under the plan, employees could defer up to 15% of their pretax salary, but not more than the statutory limits. The plan was dissolved as of December 31, 1998 due to lack of participation.

     (b)  STOCK OPTION PLANS
          As of March 31, 1999 and 2000, the Company had two incentive stock option plans which are described below:

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

          In August 1997, the Company amended its 1996 Incentive Program to, among other things, modify the total shares of common stock available for grant to eligible employees and consultants of the Company from 208,333 to 625,000. The amendment was approved by the Company's stockholders in October 1997. At March 31, 1998 there were 139,358 stock options under the 1993 and 1996 Plans outstanding with a weighted average exercise price of approximately $16.08. The options were adjusted for a 1:6 and 1:4 reverse stock split in fiscal 1998. At March 31, 1999 there were 572,000 stock options under the 1993 and 1996 Plans outstanding at an exercise price of $1.875 all of which are vested. On May 5, 1998, the Company canceled all shares under the 1993 and 1996 Plans outstanding and re-issued 552,000 stock options at an exercise price of $1.875, which expire on May 3, 2003. As of March 31, 2000, 9,000 of the 552,000 were forfeited, leaving 543,000 outstanding as of March 31, 2000.

          In August 1997, the Company granted 306,250 stock options, subject to certain contingencies to certain employees at an exercise price of $5 which expire on August 27, 2002. At March 31, 1998 there were 300,000 stock options outstanding. During the fiscal year ended March 31, 1999, 187,500 of these options were retired. There were 112,500 stock options outstanding as of March 31, 1999 and 2000 all of which were vested.

          The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option awards. Had compensation cost for the Company's stock option awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            YEAR  ENDED  MARCH  31,1999
                                            ---------------------------
                  Net  loss:
                       As  reported                          $4,258,727
                       Pro  forma                            $4,869,327
                  Net  loss  per  share:
                       As  reported                          $     1.53
                       Pro  forma                            $     1.75

          The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 1999: expected volatility of 173.47%; risk free interest rate of 6.50%; expected lives of five years; and a zero percent dividend yield. No options were issued in 2000 and all options granted prior to Fiscal Year 2000 were fully vested as of March 31, 2000; therefore, no compensation expense would have been recognized under SFAS No. 123.

          The following is a summary of stock options outstanding at March 31, 1999:

                                         OPTIONS OUTSTANDING
                                         --------------------
                                          WEIGHTED-AVERAGE
                            NUMBER           REMAINING         NUMBER OF OPTIONS
     EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE        EXERCISABLE
     ----------------     -----------     -----------------    -----------------
     $  1.875                 20,000           4.27  years                20,000
     $  1.875                552,000           4.09  years               552,000
     $  5.00                 112,500           3.41  years               112,500

     The  following  is a summary of stock options outstanding at March 31,2000:

                                         OPTIONS OUTSTANDING
                                         --------------------
                                          WEIGHTED-AVERAGE
                            NUMBER           REMAINING         NUMBER OF OPTIONS
     EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE        EXERCISABLE
     ----------------     -----------     -----------------    -----------------
     $  1.875                 20,000          3.267  years                20,000
     $  1.875                543,000           3.09  years               543,000
     $  5.00                 112,500           2.41  years               112,500

(13)  INCOME  TAXES

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109).

     The Company had net deferred tax assets, primarily consisting of net operating loss carryforwards, of approximately $3,109,900 and $3,354,000 as of March 31, 1999 and 2000, respectively. Total U.S. Federal net operating loss carryforwards of approximately $9,695,000 at March 31, 2000 expire in the years 2009 to 2019, but are further limited as discussed below.

     The Company has not recorded an income tax benefit in the years ended March 31, 1999 and 2000 due to the recording of a valuation allowance as an offset to the net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of the deferred tax assets. Due to potential limitations under Section 382 of the Internal
     Revenue Code, some of the operating losses may not be available and subsequent changes in ownership may result in further limitations. As of March 31, 2000, the valuation allowance was increased by approximately $1,906,000.

     The income tax provision reconciled to the tax computed at the statutory Federal rate was as follows:

                                                          1999          2000
                                                      -----------   -----------
         Tax  benefit  at  statutory  rate          $  1,448,000     $ 256,100
         Permanent  differences                                -       (12,000)
         Net  operating  loss  carryforward                    -     1,661,900
         Valuation  allowance                         (1,448,000)   (1,906,000)
                                                      -----------   -----------
                         TOTAL                        $        -    $         -
                                                      ===========   ===========

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

(16)  OTHER  INCOME

     Other income consists of the following for the years ended March 31:

                                                    1999        2000
                                                  -------    --------

          Interest  income                        $85,231    $ 12,286
          Discounted  accounts  payable                 -      65,100
          Settlement  for  customer  credits            -     184,177
          Effects  of  change in estimate of
               allowance for doubtful accounts          -     100,239
          Recovery  of  bad  debts                      -      26,825
          Other                                         -      19,624
                                                  -------    --------

                                                  $85,231    $408,251
                                                  =======    ========


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III
                                    --------

ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2000, the Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year ended March 31, 2000.

The following table sets forth information concerning the directors and executive officers of the Company as of March 31, 2000:

     Susan A. Schreter (1)(4)         38              President  and  acting CEO
                                                      and  Chairman of the Board

     Anthony  A.  Cetrone (1)(3)      71              Director

     Michael  M.  Fleming (2)(3)      51              Director

     Paul  Stanton (2)                62              Vice Chairman of the Board

     Dr. Herbert Sohn                 72              Director

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

SUSAN A. SCHRETER became acting Chairman and CEO of the Company in November 1999. She has served as a director since inception. From July 1985 to December 1992, she was founder and President of Beta International, Inc., New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition, due diligence, cash flow planning, strategic business planning and capital investment. From February 1992 to January 1995, Ms. Schreter served as a director of Omnicorp Limited, a provider of environmental services. Ms. Schreter currently serves as acting Chief Executive Officer and Chairman of the Board.

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

The Executive Committee, which can consist of up to three members, has been delegated the authority to exercise all powers and authority of the Board of Directors in the management of the business and affairs of the Company, including the right to authorize: (i) the purchase of stock; (ii) adopt an agreement of merger or consolidation; (iii) recommend to the stockholders the sale, lease or exchange of all or substantially all of the Company's properties or assets; (iv) recommend to the stockholders a dissolution of the Company or a revocation of dissolution; (v) amend the by-laws; or (vi) authorize the declaration of a dividend. The Executive committee meets at such times as it deems appropriate.

The Compensation Committee has been established to review and make recommendations to the Board regarding the compensation to be paid by the Company and its subsidiaries to their executive officers, key employees and consultants, including, without limitation, the grant of incentive awards under the Company's incentive program. (See "Stock Option Plans.") The Compensation Committee consists solely of independent directors and meets at such times as it deems appropriate.

The Audit Committee has been established to review and monitor the general policies and practices of the Company and its subsidiaries with regard to accounting, financial reporting, internal auditing and financial controls and to serve as a channel of communication between the Board of Directors and the Company's independent certified accountants. At least a majority of the Audit Committee consists of independent directors. The Audit Committee meets at such times as it deems appropriate.

ITEM  10.     EXECUTIVE  COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended March 31, 1998, 1999 and 2000 of the Company's President and acting Chief Executive Officer (the "Named Executive Officer"). No other executive officer of the Company received salary and bonuses of $100,000 or more in the fiscal year ended March 31, 1999.

                           SUMMARY COMPENSATION TABLE*
                                                                 LONG-TERM
                                                 ANNUAL         COMPENSATION
                                              COMPENSATION         AWARDS
                                              ------------     --------------

OPTIONS/SAR'S
NAME OF PRINCIPAL POSITION               YEAR        ( $ )           (  #  )
----------------------------             ----       --------         -------
Susan  A.  Schreter,  President
and  Director                            2000       $175,000*
                                         1999       $125,000         215,000
                                         1998       $125,000         112,500

*  Includes  one  time payment of $75,000 to end three year employment contract.
* Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted. No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive no salary for their services as such, but receive a fee of $2,000 for each meeting attended, and may participate in the Company's stock option plans. The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and committees thereof.

In January 1999, the Company approved the 1999 Restricted Stock Plan of which a total of 275,000 shares were authorized for issuance to various employees of the Company. On June 30, 1999, Ms. Schreter was awarded a total of 130,000 shares under the Plan. Stock option grants reflected for Ms. Schreter for the fiscal year ended March 31, 1999 reflect shares canceled and subsequently reissued on May, 1998 at an exercise price of $1.875.

EMPLOYMENT AGREEMENT. In December 1993, the Company entered into three-year employment agreement with Ms. Schreter, the Company's President and acting Chief Executive Officer. This agreement was subsequently amended as of March 1996 to provide, among other things, for an additional three-year term. Upon a change in control, as defined in the agreements, Ms. Schreter would have been entitled to receive, in addition to other compensation and benefits due, her then-effective base salary for a period of three years from the date of termination, plus all benefits, other than the bonus and stock options (or the value thereof), to which she would have been entitled had she continued her employment. This payment amount, in the event of change of control would have entitled Ms. Schreter to a lump sum payment exceeding $375,000. In September, 1999 Ms. Schreter agreed to a revised contract which among its other provisions provided for a one-time payment of $75,000. Ms. Schreter will not be entitled to receive a payment based on her three year pro forma salary from the date of termination in the event of a change of control, as defined in the contract.

OPTION GRANTS. The following tables shows at March 31, 1999, certain information regarding options granted to the Named Executive Officer. No stock options were granted to the Named Executive Officer during the fiscal year ended March 31, 2000.

                        OPTION GRANTS IN FISCAL YEAR 1999
                               (INDIVIDUAL GRANT)

                     NUMBER  OF   PERCENT  TO
                     SECURITIES  TOTAL  OPTIONS
                     UNDERLYING   GRANTED  TO
                      OPTIONS    EMPLOYEES IN    EXERCISE OR BASE  EXPIRATION
NAME                 GRANTED(#)  FISCAL YEAR(1)  PRICE   ($/SHARE)    DATE
----                 ----------  --------------  ------  --------    ------
Susan  A.  Schreter     215,000             38%  $1.875              5/3/03

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

FISCAL YEAR END OPTIONS/OPTION VALUES TABLE. The following table sets forth information regarding exercises of stock options during the fiscal year ended March 31, 2000, by the Named Executive Officers and the year-end values of exercised and unexercised options by such Named Executive Officers:

       AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2000
                      AND FISCAL YEAR-END OPTION/SAR VALUE
                                                                    VALUE  OF
                                                                   UNEXERCISED
                                                     NUMBER  OF    IN-THE-MONEY
                                                    UNEXERCISED     OPTIONS AT
                                                 OPTIONS AT FISCAL FISCAL YEAR
                       SHARES                      YEAR  END  (#)    END (#)
                     ACQUIRED ON  VALUE REALIZED    EXERCISABLE/   EXERCISABLE/
NAME                 EXERCISE  (#)    ($)           UNEXERCISABLE  UNEXERCISABLE
----                 -------------    ---         ---------------  -------------
Susan  A.  Schreter        0          $0          327,500(1)/0(2)   $0(1)/$0(2)

(1)     Exercisable  options.
(2)     Unexercisable  options.

On August 27, 1997, the Company awarded Susan A. Schreter stock options to purchase 112,500 shares of Common Stock (the "Schreter Options) at an exercise price of $5, under an amendment to the 1996 Stock Option Plan adopted by the Board of Directors on such date and subsequently approved by the requisite vote of the stockholders. The number of the Schreter Options will be reduced pro rata if the total number of stock exceeds 7.7% of the total number of shares of Common Stock issued and outstanding (excluding shares Isabel upon exercise of outstanding options and warrants) upon completion of the Offering. The Options vest in four equal semi-annual installments commencing six months from the date of grant. The Options terminate upon the expiration of five years from the date of grant, or, if sooner, three months after termination of Ms. Schreter as an employee of the Company for any reason (or such shorter period as required by the VSE, if any) and, if her employment is terminated for cause, her respective Options terminate immediately. In addition, the Options are subject to the terms and conditions of the 1996 Stock Option Plan. See "Management - Stock Option Plans." On May 1998, the Company canceled 215,000 shares previously issued to Ms. Schreter and reissued them at an exercise price of $1.875. These stock options expire on May 3, 2003.

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

Under the 1993 Stock Option Plan, 87,167 were initially reserved for issuance. The 1993 Stock Option Plan further provides for an increase of 10% of any increase in the number of shares issued and outstanding over the number of shares outstanding on December 20, 1993, the date the 1993 Stock Option Plan was adopted. No further awards will be made under the 1993 Stock Option Plan. Under the 1996 Incentive Program, the aggregate number of shares of Common Stock that may be issued or transferred is 208,333 (the "Base Amount"), plus (i) any shares of Common Stock which are forfeited under the 1993 Stock Option Plan or the 1996 Stock Option Plan after the Board's adoption of the 1996 Stock Option Plan; plus (ii) the number of shares of Common Stock repurchased by the Company in the open market and otherwise with an aggregate price no greater than the cash proceeds received by the Company from the sale of shares under the 1993 Stock Option Plan or the 1996 Stock Option Plan; plus (iii) any shares of Common Stock surrendered to the Company in payment of the exercise price of options issued under the 1993 Stock Option Plan or the 1996 Stock Option Plan; provided that the aggregate number of shares available for grants at any given time will be reduced by the aggregate of all shares previously issued or transferred pursuant to the Stock Option Plans plus the aggregate of all shares which may become subject to issuance or transfer under then-outstanding and then-currently exercisable grants under the Stock Option Plans; and provided, further, that no award may be issued that would bring the total of all outstanding awards under the 1996 Stock Option Plan to more than 25% (the "Maximum Percentage") of the total number of the shares of Common Stock at the time outstanding. The maximum number of shares for which options may be granted under the 1996 Stock Option Plan to any employee during any calendar year is 41,667 (the "Annual Amount").

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

During the fiscal year ended March 31, 1999, 490,500 stock options were retired and 20,000 shares were issued to a consultant to the Company at an exercise price of $1.875. In addition a total of 552,000 stock options under the 1993 and 1996 Stock Option plan were canceled and reissued at a price of $1.875. These options expire on May 3, 2003. No new stock options were granted in the fiscal year ended March 31, 2000.

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

Grants under the 1993 Stock Option Plan terminate within such period determined by the Board up to 90 days after the grantee ceases to be employed by the
         -----
Company or any affiliate of the Company, unless (i) termination of employment is due to such person's permanent and total disability (as defined in the Code), in which case the Grant may be exercised at any time within twelve months of such termination; (ii) the grantee dies while employed by the Company or any affiliate of the Company, in which case the Grant may be exercised (to the extent the option was exercisable at the time of the grantee's death) within such period determined by the Board between six and twelve months of the grantee's death by the person or persons to whom the rights to such option passed by will or by the laws of descent and distribution; or (ii) the Grant by its terms specifically provides otherwise. Grants under the 1996 Stock Option Plan may be exercised only while the Grantee is in the employment or consultancy of the Company, except that the Board or Committee may provide for partial or complete exceptions to this requirement. The Stock Option Plans terminate on the tenth anniversary of their respective effective dates unless terminated earlier by the Board or extended by the Board.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2000 (adjusted to reflect the Reverse Stock Splits effected on June 16, 1997 and October 20, 1997) with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder to the best available knowledge of the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.

                                                    NUMBER OF
NAME  AND  ADDRESS  OF  BENEFICIAL  OWNER           SHARES (1)     PERCENT OWNED
-----------------------------------------           -----------   --------------
OFFERING
--------
Susan  A.  Schreter  (2)                              366,394                13%
     C/O  PO  Box  9288
     Seattle,  WA  98109

Anthony  A.  Cetrone (3)                               30,095                 1%

Michael  M.  Fleming (3)                               30,095                 1%

Paul  Stanton  (4)                                     22,500                  *

Dr.  Herbert  Sohn  (5)                                27,000                  *

All  Executive  Officers  and  Directors
     as  a  Group  (5  persons)                       476,084                17%
                                                  (See footnotes.)

 *   Less  than  1%.
(1) Beneficial ownership of directors, officers and 5% or more stockholders includes both Outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will become exercisable within 60 days of July 4, 1999. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Includes 327,500 shares issuable upon exercise of currently outstanding stock options. Does not include 130,000 restricted shares issued June 30, 1999.
(3) Includes 30,000 shares issuable upon exercise of currently outstanding stock options.
(4) Includes 22,500 shares issuable upon exercise of currently exercisable stock options.
(5) Includes ---27,000 shares issuable upon exercise of currently exercisable stock options.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

It is the policy of the Company, with respect to insider transactions, that all transactions between the Company, its officers, directors, principal stockholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. The Company believes that the transactions described above complied with such policy.

ITEM  13.     EXHIBITS

EXHIBITS

27.1     Financial  Data  Schedule

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on June 7, 2000.


                              CARING PRODUCTS INTERNATIONAL, INC.

                              By: /s/ Susan A. Schreter
                                  -------------------------
                                  Susan A. Schreter
                                  Acting Chairman of the Board and CEO


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                    DATE
     ---------                    -----                    ----
/s/ Susan A. Schreter        Acting Chairman and CEO
------------------------
Susan A. Schreter

/s/ Anthony A. Cetrone       Director                    June 7, 2000
------------------------
Anthony A. Cetrone

/s/ Michael M. Fleming       Director                    June 7, 2000
------------------------
Michael M. Fleming

/s/ Paul Stanton             Director                    June 7, 2000
------------------------
Paul Stanton

/s/ Herbert Sohn             Director                    June 7, 2000
------------------------
Herbert Sohn