Form 10-Q
period 2000-06-30
CARING PRODUCTS INTERNATIONAL INC
filed 2000-08-04
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark  One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarter  ended  June  30,  2000

                                       OR

/   /     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
          EXCHANGE  ACT  OF  1934
For  the  transition  period  from            to
                                    --------      ---------

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

                              --------------------

                     PO BOX 9288,  SEATTLE, WASHINGTON 98109
                           (principal mailing address)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB. / X /

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS
     Not applicable.
                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 21, 2000: 3,056,343 shares of common stock, $.01 par value (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes   No  X
                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain exhibits                    Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                       CARING PRODUCTS INTERNATIONAL, INC
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2000


     INDEX                                                           PAGE NUMBER


PART  I     FINANCIAL  INFORMATION


Financial  Statements

  Item 1 Financial Statements


         Consolidated Balance Sheets at March 31, 2000 and June 30, 2000       3
               (unaudited  for  June  30,  2000  period)

         Consolidated Statements of Operations for each of the three-month     4
         periods  ended  June  30,  1999  and  June  30,  2000
               (unaudited)

         Consolidated Statements of Cash Flows  for  the three-month           5
         periods  ended  June  30,  1999  and  June  30,  2000
               (unaudited)

         Notes to Consolidated Financial Statements                            6


  Item 2 Managements  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations                   7


PART II  OTHER  INFORMATION                                                    9

              CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                        ASSETS
                                                                             JUNE 30
                                                             MARCH 31         2000
                                                               2000        (UNAUDITED)
                                                           -------------  -------------
Current Assets
  Cash                                                     $    181,763   $    104,845
  Accounts receivable less allowance
     of $3,026 at March 31, 2000 and June 30, 2000               57,498         21,744
  Inventories                                                    15,715         11,101
  Prepaid expenses                                               24,091          7,168
                                                           -------------  -------------

          Total current assets                                  279,067        144,858

  Equipment, net                                                 20,338         15,484
                                                           -------------  -------------

                                                           $    299,405   $    160,342
                                                           =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         $    107,945   $     86,234
  Accrued liabilities                                            24,621         15,156
  Customer Sales Account Deposit                                      -         32,339
                                                           -------------  -------------

          Total current liabilities                             132,566        133,729
Stockholders' equity
  Preferred stock, par value $0.01 per share; authorized,
    1,000,000 shares; none outstanding                                -              -
  Common stock, par value $0.01 per share; authorized,
    15,000,000 shares; issued and outstanding, 3,056,343
    in March 31, 2000 and June 30, 2000, respectively            30,564         30,564
  Additional paid-in capital                                 19,232,069     19,232,069
  Accumulated deficit                                       (19,095,794)   (19,236,020)
                                                           -------------  -------------

          Total stockholders' equity                            166,839         26,613
                                                           -------------  -------------

                                                           $    299,405   $    160,342
                                                           =============  =============


              CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 2000
                                     (UNAUDITED)


                                                              JUNE 30         JUNE 30
                                                                1999           2000
                                                            -------------  -------------

Revenues                                                    $    154,035   $     36,250
Cost of sales                                                     47,955          4,614
                                                            -------------  -------------

        Gross profit                                             106,080         31,636

Operating expenses
  Selling                                                         12,787         17,431
  General and administrative                                     412,393        156,982
  Amortization and depreciation                                   23,695          4,854
                                                            -------------  -------------

        Total operating expenses                                 448,875        179,267
                                                            -------------  -------------

        Loss from operations                                    (342,795)      (147,631)

Other income (expense)
  Other income                                                    11,664          7,405
  Interest expense                                                  (741)             -
  Loss on sale of assets                                         (84,176)             -
                                                            -------------  -------------

                                                                 (73,253)         7,405
                                                            -------------  -------------

        Net loss                                            $   (416,048)  $   (140,226)
                                                            =============  =============


  Weighted average common shares outstanding                   3,056,343      3,056,343
                                                            =============  =============

  Net loss per common share                                 $      (0.14)  $      (0.05)
                                                            =============  =============


              CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 2000
                                     (UNAUDITED)

                                                              JUNE 30         JUNE 30
Increase (Decrease) in Cash                                     1999           2000
                                                            -------------  -------------

Cash flows from operating activities
  Net loss                                                  $   (416,048)  $   (140,226)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                                 23,695          4,854
    Issuance of restricted common stock to employees              55,000              -
    Loss from disposal of equipment                               84,176              -
    Changes in operating assets and liabilities
      Customer sales account deposit                            (174,694)        32,339
      Accounts receivable                                        209,115         35,754
      Inventories                                                225,139          4,614
      Prepaid expenses                                                 -         16,923
      Other assets                                                (8,877)             -
      Accounts payable                                           (77,190)       (21,711)
      Accrued liabilities                                         (1,475)        (9,465)
                                                            -------------  -------------
        Net cash used in operating activities                    (81,159)       (76,918)

Cash flows from investing activities
  Proceeds from sale of equipment                                  1,351              -
                                                            -------------  -------------
        Net cash provided by investing activities                  1,351              -

Decrease in cash                                                 (79,808)       (76,918)

Cash at beginning of period                                      707,847        181,763
                                                            -------------  -------------

Cash at end of period                                       $    628,039   $    104,845
                                                            =============  =============

Supplemental cash flow information:
  Cash paid for interest                                    $        741   $          -
                                                            =============  =============

Noncash investing and financing activities:
  Net book value of assets spun off to Creative Products    $    151,866   $          -
                                                            =============  =============

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTH PERIOD ENDED JUNE 30, 1999 AND JUNE 30, 2000



NOTE  1  -  FINANCIAL  STATEMENTS

     The  unaudited  consolidated  financial  statements  and related  notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended March 31, 2000. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Caring Products International, Inc. and its subsidiaries (the "Company") and notes thereto, for its fiscal year ended March 31, 2000.

NOTE  2  -  LOSS  PER  COMMON  SHARE

     The Company accounts for loss per common share under Statement of Financial Accounting Standards No 128, "Earnings Per Share" which established standards for computing and presenting earnings per share. Loss per share is based on the weighted average number of common shares outstanding during each period and income available to common stockholders. The weighted average number of common shares was 3,056,343 for the three month periods ended June 30, 1999 and June 30, 2000. The effect of common equivalent shares on the computation of loss per share assuming dilution for the three months ended June 30, 1999 and June 30, 2000 was anti-dilutive and therefore is not included.

NOTE  3  -  INVENTORIES

     Inventories consisted of finished goods and are stated at the lower of cost, as determined by the first-in, first-out method, or market (net realizable value). At the end of Fiscal Year 2000, the Company wrote down $166,153 of inventory to account for certain products that were held for more than a 12 month period, products specifically packaged for a retail chain or a specific market in which the Company's products are no longer in active distribution, to reflect reduced sales activity from lack of advertising and the expectation that the Company will have to sell such inventory at substantial discounts or dispose through charitable donations to hospitals or relief organizations. The Company closed one of its fulfillment centers on or about June 30, 2000 and may close more during Fiscal 2001 due to declining need for inventory storage and fulfillment services.

NOTE  4  -  POST  PERIOD  EVENT

     On July 3, 2000, the Company signed a non-binding letter of intent to merge with a digital imaging product company. The merger is subject to due diligence, execution of definitive agreements and shareholder approval. The agreement provides for the Company to issue approximately 30 million shares of common stock as part of the proposed transaction upon closing.

NOTE  5  -  GOING  CONCERN

     The Company incurred a net loss of $416,048 and $140,226 for the three months ended June 30, 1999 and 2000, respectively. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. The Company continues to review all its strategic options.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND  ANALYSIS  OR  PLAN  OF  OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Caring Products International Inc and its subsidiaries (collectively the "Company" or "CPI") has designed a line of proprietary urinary incontinence pant and liner products which have been sold under the Rejoice trade name.
Historically, the Company's customer base has been retail drug stores, home healthcare companies, surgical supply stores and national drug wholesale companies. Given the high costs associated with increasing and maintaining distribution for its incontinence products at larger retail drug chain stores, increased competition, and executive management changes, in early 1999, the Company announced its intent to evaluate all of its strategic options including licensing the Company's products, merging with another company, potential acquisitions, obtaining new sources of equity and cost-cutting measures. As part of the Company's cost cutting measures, the Company ceased paid advertising to consumers and participation in costly in-store chain promotions which are a requirement to remain on the shelves of many large drug store chains in the US. The Company further reduced its payroll and other administrative costs.

As part of the Company's restructuring efforts, on December 23, 1999, the Company spun-off its wholly-owned subsidiary Creative Products International Inc. to shareholders of record on June 30, 1999.

During the quarter ended June 30, 2000, the Company's sales continued to decline. While the Company has significantly reduced expenditures in all aspects of the Company's operations, it expects that it will continue to lose money. The Company closed one if its product fulfillment centers and will begin to close more of its fulfillment centers on or about June 30, 2000. The Company is not under contractual obligation and may close any facility at any time, without ongoing expense to the Company.

On July 3, 2000, the Company signed a non-binding letter of intent to merge with a digital imaging products company. This merger is subject to final due diligence, execution of definitive agreements and shareholder approval.

RESULTS  OF  OPERATIONS  AND  OPERATING  EXPENSES

Revenues decreased from $154,035 in the 1999 Period to $36,250 in the 2000 Period, a 77% decrease. The decrease was a result of declining distribution of Rejoice in drug stores, discontinued support of the brand in consumer advertising, increased problems for long-term consumers to find a local source of supply for the brand, and lack of available products sold in the quantities and styles desired by national distributors of consumer healthcare products.

Cost of sales decreased from $47,955 for the 1999 Period to $4,614 in the 2000 Period, a decrease of 90%. This decrease is primarily attributable to reductions in sales and sale of certain inventory which had been written down during the Fiscal Year ended March 31, 2000. The Company did not add to its inventory through new production during the period.

For the quarter ended 2000, the Company generated a gross profit of $31,636 as compared to a gross profit of $106,080 in the June 30, 1999 Period, a 70% reduction. This reduction in gross profit reflected the comparable decrease in sales.

Total operating expenses decreased from $448,875 in the June 30 1999 Period to $179,267 in the June 30, 2000 Period, a 60% decrease. This decrease reflects the implementation of the Company's cost cutting programs which included reductions in payroll, sales and advertising, product storage and distribution, customer service and other administration associated with serving a national consumer base which purchases products through chain drug stores to a smaller consumer base which purchases products through direct mail, regional drug stores and catalogs. Selling costs increased 36% from $12,787 in the 1999 Period to $17,431 in the 2000 Period due to the increasing cost of warehouse and storage and shipping expenses and inability of the Company to negotiate volume-oriented vendor discount agreements.

General and administrative expenses decreased 62% from $412,393 in the 1999 Period to $156,982 in the 2000 Period. Accounting and legal fees continued to be a significant portion of administration costs due to specific filing, accounting and negotiation of the proposed merger. Depreciation and amortization expense decreased from $23,695 in the 1999 Period to $4,854 in the 2000 Period, an 80% decrease. The decrease is primarily attributable to the transfer of assets to Creative Products International Inc which was subsequently spun-off to shareholders as a separate operating company and reduction of value of certain equipment.

Interest expense decreased from $741 in 1999 to $0 in 2000. This decrease was attributable to the elimination of short-term obligations. Other income generated was $7,405 in the 2000 Period compared to $11,664 in Fiscal 1999. This decrease was attributable to reduction in cash balances in interest bearing deposits.

As a result of the foregoing, the Company generated a loss of $416,048 for the 1999 Period as compared to a net loss of $140,226 for the 2000 Period, a 66% reduction. For the three months ended June 30, 2000 the number of shares outstanding remained at 3,056,343.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has historically financed its operations through the sale of equity and debt. As of June 30, 2000, the Company did not generate new funding through the sale of securities, exercise of stock options or warrants or new debt to the Company.

As of June 30, 2000 the Company's principal sources of liquidity included cash of $104,845, net accounts receivable of $21,744 after allowance for doubtful accounts of $3,026 and inventory of $11,101. At the end of the Period, the Company received a $32,339 deposit from a customer as payment for the shipment of various incontinence products. This order was subsequently shipped in early July. The cost of goods related to this order was approximately $1,200.

The Company's operating activities used cash of $76,918 in the 2000 Period and $81,159 in the 1999 Period. The Company's future liquidity will be dependent on the Company's ability to continue to sell its remaining inventory, reduce expenses, close its warehouses as planned, collect its receivables, complete its proposed merger on a timely basis, or obtain new sources of debt or equity. There is no assurance that the Company will be able to generate the funds needed to offset its current or future obligations on a timely basis.

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

PART  I:         FINANCIAL  INFORMATION


Item  1          Legal  Proceedings.

                 None.

Item  2          Changes  in  Securities.

                 None.

Item  3          Defaults  Upon  Senior  Securities.

                 None.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

                 None.

Item  5          Other  Information.

                 None.

Item  6          Exhibits

                 27.1  --  Financial  Data  Schedule


                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on August 4, 2000.


                              CARING  PRODUCTS  INTERNATIONAL,  INC.

                              By:  /s/  Susan  A.  Schreter
                                   ---------------------------------
                                        Susan  A.  Schreter
                                        Acting Chairman of the Board and
                                        CEO


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                          TITLE                     DATE
     ---------                          -----                     ----
/s/ Susan A. Schreter           Acting Chairman and CEO       August 4, 2000
--------------------------
Susan  A.  Schreter