Form 10QSB
period 2000-09-30
CARING PRODUCTS INTERNATIONAL INC
filed 2000-11-13
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark  One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarter  ended  September  30,  2000

                                       OR

/   /    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
         EXCHANGE  ACT  OF  1934
For  the  transition  period  from  ________  to  _________

                     Commission file number     33-96882-LA
                                                -----------

                       CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)
                              ____________________

            DELAWARE                                         98-0134875
(State  or other jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)               ____________________


                     PO BOX 9288,  SEATTLE, WASHINGTON 98109
                           (principal mailing address)

                                 (206) 523-7065
                (Issuer's telephone number, including area code)
                              ____________________

     Securities  registered  under Section 12(b) of the Exchange Act:      None.

     Securities registered under Section  2(g) of the  Exchange  Act:
          Common  Stock,  $.01  par  value
          Warrants  to  purchase  common  stock.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 3, 2000: 3,056,343 shares of common stock, $.01 par value (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes          No     X
                       DOCUMENTS INCORPORATED BY REFERENCE

Part  III  -  Certain exhibits                    Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                       CARING PRODUCTS INTERNATIONAL, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000


     INDEX                                                                    PAGE  NUMBER


PART  I:  FINANCIAL  INFORMATION
     Item 1  Financial Statements

             Consolidated Balance Sheets at March 31, 2000 and September 30, 2000     3
                  (unaudited for September 30, 2000 period)

             Consolidated Statements of Operations for the three and six-month
             periods ended September 30, 1999 and September 30,  2000                 4
                  (unaudited)

             Consolidated Statements of Cash Flows for the six-month
             periods ended September 30, 1999 and September 30, 2000                  5
                  (unaudited)

             Notes to Unaudited Consolidated Financial Statements                     6


     Item 2  Managements Discussion and Analysis of
               Financial Condition and Results of Operations                          7


PART II  OTHER INFORMATION                                                            9

                 CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS



                                           ASSETS

                                                                              SEPTEMBER 30,
                                                                MARCH 31,         2000
                                                                  2000         (UNAUDITED)
                                                             ---------------  -------------
Current Assets
  Cash                                                       $      181,763   $     13,238
  Accounts receivable less allowance
     of $3,026 at March 31, 2000 and September 30, 2000              57,498          8,254
  Inventories                                                        15,715          6,380
  Prepaid expenses                                                   24,091          4,096
                                                             ---------------  -------------

          Total current assets                                      279,067         31,968

  Equipment, net                                                     20,338         15,484
                                                             ---------------  -------------

                                                             $      299,405   $     47,452
                                                             ===============  =============


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                           $      107,945   $     82,163
  Accrued salaries                                                    9,465         12,499
  Accrued liabilities                                                15,156              -
                                                             ---------------  -------------

          Total current liabilities                                 132,566         94,662
Stockholders' equity (deficit)
  Preferred stock, par value $0.01 per share; authorized,
    1,000,000 shares; none outstanding                                    -              -
  Common stock, par value $0.01 per share; authorized,
    15,000,000 shares; issued and outstanding, 3,056,343
    in March 31, 2000 and September 30, 2000, respectively           30,564         30,564
  Additional paid-in capital                                     19,232,069     19,232,069
  Accumulated deficit                                           (19,095,794)   (19,309,843)
                                                             ---------------  -------------

          Total stockholders' equity (deficit)                      166,839        (47,210)
                                                             ---------------  -------------

                                                             $      299,405   $     47,452
                                                             ===============  =============


           See accompanying notes to consolidated financial statements

              CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30,
                                1999 AND 2000
                                 (UNAUDITED)


                                     THREE MONTH PERIODS        SIX MONTH PERIODS
                                     ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                      1999         2000         1999         2000
                                   -----------  -----------  -----------  -----------
Revenues                           $  130,081   $   48,150   $  284,116   $   84,400
Cost of sales                          68,272        4,721      116,227        9,335
                                   -----------  -----------  -----------  -----------

        Gross profit                   61,809       43,429      167,889       75,065

Operating expenses
  Selling                              49,567       22,765      117,187       40,196
  General and administrative          115,370      113,176      476,264      270,158
  Amortization and depreciation         9,428            -       33,123        4,854
                                   -----------  -----------  -----------  -----------

        Total operating expenses      174,365      135,941      626,574      315,208
                                   -----------  -----------  -----------  -----------

        Loss from operations         (112,556)     (92,512)    (458,685)    (240,143)

Other income (expense)
  Other income                        189,426       18,689      204,424       26,094
  Interest expense                          -            -         (741)           -
  Loss on sale of assets                    -            -      (84,176)           -
                                   -----------  -----------  -----------  -----------

                                      189,426       18,689      119,507       26,094
                                   -----------  -----------  -----------  -----------

        Net loss                   $   76,870   $  (73,823)  $ (339,178)  $ (214,049)
                                   -----------  -----------  -----------  -----------


  Weighted average common shares    3,056,343    3,056,343    3,056,343    3,056,343
                                   ===========  ===========  ===========  ===========
    outstanding

  Net loss per common share,       $     0.03   $    (0.02)  $    (0.11)  $    (0.07)
                                   ===========  ===========  ===========  ===========
    primary and dilutive


           See accompanying notes to consolidated financial statements

              CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)



                                                              SEPTEMBER 30,    SEPTEMBER 30,
Increase (Decrease) in Cash                                       1999             2000
                                                             ---------------  ---------------
Cash flows from operating activities
  Net loss                                                   $     (339,178)  $     (214,049)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Amortization and depreciation                                    33,123            4,854
    Issuance of restricted common stock to employees                 55,000                -
    Loss from disposal of equipment                                  84,176                -
    Discounted accounts payable                                     (37,630)               -
    Changes in operating assets and liabilities
      Customer sales account deposit                               (183,981)               -
      Accounts receivable                                           278,942           49,244
      Inventories                                                   293,411            9,335
      Prepaid expenses                                                    -           19,995
      Other assets                                                   12,198                -
      Accounts payable                                             (136,052)         (25,782)
      Accrued liabilities                                            (2,936)         (12,122)
                                                             ---------------  ---------------
        Net cash provided by (used in) operating activities          57,073         (168,525)

Cash flows from investing activities
  Proceeds from sale of equipment                                     1,351                -
                                                             ---------------  ---------------
        Net cash provided by investing activities                     1,351                -

Decrease in cash                                                     58,424         (168,525)

Cash at beginning of period                                         707,847          181,763
                                                             ---------------  ---------------

Cash at end of period                                        $      766,271   $       13,238
                                                             ===============  ===============

Supplemental cash flow information:
  Cash paid for interest                                     $          741   $            -
                                                             ===============  ===============

Noncash investing and financing activities:
  Net book value of assets spun off to Creative Products     $      151,866   $            -
                                                             ===============  ===============


           See accompanying notes to consolidated financial statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000



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

NOTE  2  -  LOSS  PER  COMMON  SHARE

     The Company accounts for loss per common share under Statement of Financial Accounting Standards No 128, "Earnings Per Share" which established standards for computing and presenting earnings per share. Loss per share is based on the weighted average number of common shares outstanding during each period and income available to common stockholders. The weighted average number of common shares was 3,056,343 for the three and six-month periods ended September 30, 1999 and September 30, 2000. The effect of common equivalent shares on the computation of loss per share assuming dilution for the six months ended September 30, 1999 and September 30, 2000 was anti-dilutive and therefore is not included.

NOTE  3  -  INVENTORIES

     Inventories consisted of finished goods and are stated at the lower of cost, as determined by the first-in, first-out method, or market (net realizable value). At the end of Fiscal Year 2000, the Company wrote down $166,153 of inventory to account for certain products that were held for more than a 12 month period, products specifically packaged for a retail chain or a specific market in which the Company's products are no longer in active distribution, to reflect reduced sales activity from lack of advertising and the expectation that the Company will sell such inventory at substantial discounts or dispose through charitable donations to hospitals or relief organizations. The Company closed one of its fulfillment centers on or about June 30, 2000 and may close more during Fiscal 2001.

NOTE  4  -  AGREEMENT  TO  MERGE

     During July 2000, the Company signed a non-binding letter of intent to merge with a digital imaging product company. The agreement provides for the Company to issue approximately 30 million shares of common stock as part of the proposed transaction upon closing. During September 2000, the Company announced that the proposed merger has been delayed due to a dissident minority shareholder and the failure of both companies to sign a definitive agreement to merge. The Company continues to negotiate with the principals of the digital imaging company as well as explore other transactions and business opportunities.

NOTE  5  -  GOING  CONCERN

     The Company incurred a net loss of $339,178 and $214,049 for the six months ended September 30, 1999 and 2000, respectively. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. The Company continues to review all its strategic options.

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

During the period ended September 30, 2000, the Company's sales continued to decline and the Company expects that it will continue to lose money due to the administrative costs of maintaining a public company and winding down its inventories. The Company closed one if its product fulfillment centers and will continue to close more of its fulfillment centers during Fiscal 2001. The Company is not under contractual obligation and may close any facility at any time.


RESULTS  OF  OPERATIONS  AND  OPERATING  EXPENSES

Revenues decreased from $130,081 in the three-month period ended September 30, 1999 to $48,150 in the comparable 2000 Period, a 63% decrease. Revenues for the six-month 1999 Period was $284,116, compared to $84,400 in the 2000 Period, a 70% decrease. The decrease was a result of declining distribution of Rejoice in drug stores, discontinued support of the brand in consumer advertising, increased problems for long-term consumers to find a local source of supply for the brand, and lack of available products sold in the quantities and styles desired by consumer healthcare products.

Cost of sales decreased from $68,272 for the 1999 three month Period to $4,721 in the 2000 Period, a decrease of 93%. Cost of sales in the six month 1999 period were $116,227, compared to $9,335 in the 2000 period, a 92% decrease. This decrease is primarily attributable to reductions in sales and sale of certain inventory which had been written down during the Fiscal Year ended March 31, 2000. The Company did not add to its inventory through new production during the period.

For the three month period ended 2000, the Company generated a gross profit of $43,429 as compared to a gross profit of $61,809 in the September 30, 1999 Period, a 30% reduction. The gross profit for the six-month period ended 1999 was $167,889, and $75,065 in the 2000 period, a 55% decrease. This reduction in gross profit reflected the comparable decrease in sales activity.

Total  operating  expenses  decreased from $174,365 in the three month September
1999 Period to $135,941 in the three month September 30, 2000 Period, a 22% decrease. The operating expenses in the six-month 1999 period were $626,574 and $315,208 in the 2000 period, a 50% decrease. This decrease reflects the implementation of the Company's cost cutting programs which included reductions in payroll, sales and advertising, product storage and distribution, customer service and other administration associated with serving a national consumer base which purchases products through chain drug stores to a smaller consumer base which purchases products through direct mail, regional drug stores and catalogs.

Selling costs decreased 54% from $49,567 in the three month 1999 Period to $22,765 in the 2000 Period due to the reductions in sales and shipping expenses. The selling costs in the six-month 1999 period decreased from $117,187 to $40,196 in the 2000 Period, a 66% decrease.

General and administrative expenses decreased 2% from $115,370 in the three month 1999 Period to $113,176 in the 2000 Period. Accounting and legal fees continued to be a significant portion of administration costs due to specific filing, accounting and negotiation of the proposed merger. The general and administrative expenses in the six-month 1999 period were $476,264 and $270,158 in the 2000 period, a 43% decrease. These expenses were primarily attributable to the costs of maintaining a public company and closing down its operations.

 Depreciation and amortization expense were $9,428 in the three month 1999 Period and $0 in the 2000 Period. For the six-month 1999 period, the depreciation and amortization was $33,123 and $4,854 in the 2000 period, an 85% decrease. The decrease was attributable to the transfer of assets to Creative Products International Inc. which was subsequently spun-off to shareholders as a separate operating company and the write off of certain equipment.

The interest expense decreased from $741 in the six month 1999 period to $0 in 2000. This decrease was attributable to the elimination of short-term obligations. Other income of $18,689 in the three month 2000 Period was attributable to the write off of office equipment lease obligations, a 90% decrease compared to $189,426 in the three month 1999 period which was generated through the sale of goods and collection of receivables written off in prior periods.

As a result of the foregoing, the Company generated a loss of $73,823 in the three month 2000 Period as compared to a net profit of $76,870 in the 1999 period. The net loss in the six-month 1999 period was $339,178, compared to a net loss of $214,049 in the six month 2000 period.

For the three and six months ended September 30, 2000 the number of shares outstanding remained at 3,056,343.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has historically financed its operations through the sale of equity and debt. As of September 30, 2000, the Company did not generate new funding through the sale of securities, exercise of stock options or warrants or new debt to the Company but maintained its operations through sales of remaining inventory.

As of September 30, 2000 the Company's principal sources of liquidity included cash of $13,238, net accounts receivable of $8,254 after allowance for doubtful accounts of $3,026 and inventory of $6,380.

The Company's operating activities used cash of $168,525 in the 2000 Period and generated cash of $57,073 in the 1999 Period. The Company's future liquidity will be dependent on the Company's ability to complete its proposed merger on a timely basis, or obtain new sources of debt or equity. There is no assurance that the Company will be able to generate the funds needed to offset its current or future obligations on a timely basis.

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

          None

Item  3   Defaults  Upon  Senior  Securities.

          None.

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders

          None.

Item  5   Other  Information.

          None.

Item  6   Exhibits

          27.1  --  Financial  Data  Schedule



      SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on November 11, 2000.


                              CARING  PRODUCTS  INTERNATIONAL,  INC.

                              By:  /s/  Susan  A.  Schreter
                                   - - - - - - - - - - - - - - - - - - - - - - -
                                   Susan  A.  Schreter
                                   Acting  Chairman  of  the  Board  and
                                   CEO


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     SIGNATURE                       TITLE                       DATE
     ---------                       -----                       ----
/s/  Susan A. Schreter       Acting Chairman and CEO       November 11, 2000
- - - - - - - - - - - - -
Susan  A.  Schreter