Form 10QSB
period 2000-12-31
CARING PRODUCTS INTERNATIONAL INC
filed 2001-02-05
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2000.
                                       OR

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

                                 (206) 853-1131
                (Issuer's telephone number, including area code)
                              ____________________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2001: 3,056,343 shares of common stock, $.01 par value (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes        No   X
    ---        ---
                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain exhibits                    Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                         CARING PRODUCTS INTERNATIONAL, INC
                                    FORM 10-QSB
                       FOR THE PERIOD ENDED DECEMBER 31, 2000


     INDEX                                                                PAGE NUMBER


PART I:    FINANCIAL  INFORMATION


     Item 1 Financial Statements
            Consolidated Balance Sheets at March 31, 2000 and December 31, 2000     3
                  (unaudited for December 31, 2000 period)

            Consolidated Statements of Operations for the three and nine-month
            periods ended December 31, 1999 and December 31,  2000                  4
                  (unaudited)

            Consolidated Statements of Cash Flows for the nine-month
            periods ended December 31, 1999 and December 31, 2000                   5
                  (unaudited)

            Notes to Unaudited Consolidated Financial Statements                    6


     Item 2 Managements Discussion and Analysis of
                  Financial Condition and Results of Operations                     7


PART II     OTHER INFORMATION                                                       9

                   CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS



                                   ASSETS
                                                                                DECEMBER 31,
                                                                  MARCH 31,        2000
                                                                    2000        (UNAUDITED)
                                                               --------------  -------------
Current Assets
  Cash                                                         $     181,763   $     13,326
  Accounts receivable less allowance
     of $3,026 at March 31, 2000 and $0 at December 31, 2000          57,498            526
  Inventories                                                         15,715              -
  Prepaid expenses                                                    24,091          1,024
                                                               --------------  -------------

          Total current assets                                       279,067         14,876

  Equipment, net                                                      20,338              -
                                                               --------------  -------------

                                                               $     299,405   $     14,876
                                                               --------------  -------------


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                             $     107,945   $    111,641
  Accrued expenses                                                    24,621         37,500
                                                               --------------  -------------

          Total current liabilities                                  132,566        149,141

Stockholders' equity (deficit)
  Preferred stock, par value $0.01 per share; authorized,
    1,000,000 shares; none outstanding                                     -              -
  Common stock, par value $0.01 per share; authorized,
    15,000,000 shares; issued and outstanding, 3,056,343
    in March 31, 2000 and December 31, 2000 respectively              30,564         30,564
  Additional paid-in capital                                      19,232,069     19,232,069
  Accumulated deficit                                            (19,095,794)   (19,396,898)
                                                               --------------  -------------

          Total stockholders' equity (deficit)                       166,839       (134,265)
                                                               --------------  -------------

                                                               $     299,405   $     14,876
                                                               --------------  -------------


           See accompanying notes to consolidated financial statements

                    CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 2000
                                           (UNAUDITED)


                                     THREE MONTH PERIODS        NINE MONTH PERIODS
                                      ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                      1999         2000         1999         2000
                                   -----------  -----------  -----------  -----------
Revenues                           $  111,471   $   15,135   $  395,587   $   99,535
Cost of sales                          57,790        2,200      174,017       11,535
                                   -----------  -----------  -----------  -----------

        Gross profit                   53,681       12,935      221,570       88,000

Operating expenses
  Selling                              81,614       20,808      198,801       61,004
  General and administrative          192,216       63,698      668,480      333,856
  Amortization and depreciation         8,761       15,484       41,884       20,338
                                   -----------  -----------  -----------  -----------

        Total operating expenses      282,591       99,990      909,165      415,198
                                   -----------  -----------  -----------  -----------

        Loss from operations         (228,910)     (87,055)    (687,595)    (327,198)

Other income (expense)
  Other income                        (23,629)           -      180,795       26,094
  Interest expense                          -            -         (741)           -
  Loss on sale of assets                    -            -      (84,176)           -
                                   -----------  -----------  -----------  -----------

                                      (23,629)           -       95,878       26,094
                                   -----------  -----------  -----------  -----------

        Net loss                   $ (252,539)  $  (87,055)  $ (591,717)  $ (301,104)
                                   -----------  -----------  -----------  -----------


  Weighted average common shares    3,056,343    3,056,343    3,056,343    3,056,343
                                   ===========  ===========  ===========  ===========
    outstanding

  Net loss per common share,       $    (0.08)  $    (0.03)  $    (0.19)  $    (0.10)
                                   ===========  ===========  ===========  ===========
    primary and dilutive


           See accompanying notes to consolidated financial statements

             CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 2000
                                 (UNAUDITED)


Increase (Decrease) in Cash                                  1999        2000
                                                          ----------  ----------
Cash flows from operating activities
  Net loss                                                $(591,717)  $(301,104)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                            41,884      20,338
    Issuance of restricted common stock to employees         55,000           -
    Loss from disposal of equipment                          84,176           -
    Change in allowance for doubtul accounts                124,222           -
    Discounted accounts payable                             (37,630)          -
    Changes in operating assets and liabilities
      Accounts receivable                                   206,814      56,972
      Inventories                                           351,201      15,715
      Prepaid expenses                                       15,674      23,067
      Other assets                                           18,041           -
      Accounts payable                                     (177,253)      3,696
      Accrued liabilities                                    (4,852)     12,879
      Customer deposits                                    (189,904)          -
                                                          ----------  ----------
        Net cash used in operating activities              (104,344)   (168,437)

Cash flows from investing activities
  Proceeds from sale of equipment                             1,351           -
                                                          ----------  ----------
        Net cash provided by investing activities             1,351           -

Cash flows from financing activities
  Proceeds from sale of Creative Products stock              19,200           -
  Cash contributed to Creative Products                    (369,200)          -
                                                          ----------  ----------
        Net cash used in investing activities              (350,000)          -


Decrease in cash                                           (452,993)   (168,437)

Cash at beginning of period                                 707,847     181,763
                                                          ----------  ----------

Cash at end of period                                     $ 254,854   $  13,326
                                                          ==========  ==========


Noncash investing and financing activities:
  Net book value of assets spun off to Creative Products  $ 151,866   $       -
                                                          ==========  ==========


           See accompanying notes to consolidated financial statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         NINE MONTH PERIOD ENDED DECEMBER 31, 1999 AND DECEMBER 31, 2000



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

NOTE  2  -  LOSS  PER  COMMON  SHARE

The Company accounts for loss per common share under Statement of Financial Accounting Standards No 128, "Earnings Per Share" which established standards for computing and presenting earnings per share. Loss per share is based on the weighted average number of common shares outstanding during each period and income available to common stockholders. The weighted average number of common shares was 3,056,343 for the three and nine-month periods ended December 31, 1999 and December 31, 2000. The effect of common equivalent shares on the computation of loss per share assuming dilution for the three and nine months ended December 31, 1999 and December 31, 2000 was anti-dilutive and therefore is not included.

NOTE  3  -  INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost, as determined by the first-in, first-out method, or market (net realizable value). At the end of Fiscal Year 2000, the Company wrote down $166,153 of inventory to account for certain products that were held for more than a 12 month period, products specifically packaged for a retail chain or a specific market in which the Company's products are no longer in active distribution, to reflect reduced sales activity from lack of advertising and the expectation that the Company will sell such inventory at substantial discounts or dispose through charitable donations to hospitals or relief organizations. The Company closed one of its fulfillment centers on or about June 30, 2000 and expects to close the remaining warehouses prior to the end of the current fiscal year. In anticipation of closing down the two remaining warehouses, the Company wrote down the remaining inventory valued at $4,180 during the three months ended December 31, 2000.

NOTE  4  -  GOING  CONCERN

The Company incurred a net loss of $591,717 and $301,104 for the nine months ended December 31, 1999 and 2000, respectively. The Company's ability to continue as a going concern is contingent upon its ability to identify new investors for the Company. The Company continues to review all its strategic options which includes discussions with potential merger candidates. There is no assurance that any of these discussions will improve the financial or operating condition of the Company.

     ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Caring Products International Inc and its subsidiaries (collectively the "Company" or "CPI") has designed a line of proprietary urinary incontinence pant and liner products which have been sold under the Rejoice trade name.
Historically, the Company's customer base has been retail drug stores, home healthcare companies, surgical supply stores and national drug wholesale companies. Given the high costs associated with increasing and maintaining distribution for its incontinence products at larger retail drug chain stores, increased competition, and executive management changes, in early 1999, the Company announced its intent to evaluate all of its strategic options including licensing the Company's products, merging with another company, potential acquisitions, obtaining new sources of equity and cost-cutting measures. As part of the Company's cost cutting measures, the Company ceased all operations, advertising, marketing to maintain chain distributors, sold off remaining assets and reduced staff. As part of the Company's restructuring efforts, on December 23, 1999, the Company spun-off its wholly-owned subsidiary Creative Products International Inc. to shareholders of record on June 30, 1999.

During the period ended December 31, 2000, the Company's sales continued to decline and the Company expects that it will continue to lose money due to the administrative costs of maintaining a public company and disposing of its remaining inventory. The Company closed one if its product fulfillment centers on or about June 2000, and expects to close the remaining warehouses prior to the end of the current fiscal year. The Company may close any facility at any time.


RESULTS  OF  OPERATIONS  AND  OPERATING  EXPENSES

Revenues decreased from $111,471 in the three-month period ended December 31, 1999 to $15,135 in the comparable 2000 Period, an 86% decrease. Revenues for the nine-month 1999 Period was $395,587, compared to $99,535 in the 2000 Period, a 75% decrease. The decrease was a result of declining distribution of Rejoice in drug stores, discontinued support of the brand in consumer advertising, increased problems for long-term consumers to find a local source of supply for the brand, and lack of available products sold in the quantities and styles desired by consumer healthcare products.

Cost of sales decreased from $57,790 for the 1999 three month Period to $2,200 in the 2000 Period, a decrease of 96%. Cost of sales in the nine month 1999 period were $174,017, compared to $11,535 in the 2000 period, a 94% decrease. This decrease is primarily attributable to reductions in sales costs associated with inventory sold. The Company did not add to its inventory through new production during the period.

For the three month period ended 2000, the Company generated a gross profit of $12,935 as compared to a gross profit of $53,681 in the December 31, 1999
Period, a 76% reduction. The gross profit for the nine-month period ended 1999 was $221,570, and $88,000 in the 2000 period, a 60% decrease. This reduction in gross profit reflected the comparable decrease in sales activity.

Total operating expenses decreased from $282,591 in the three month December 31, 1999 Period to $99,990 in the three month December 31, 2000 Period, a 65% decrease. The operating expenses in the nine-month 1999 period were $909,165 and $415,198 in the 2000 period, a 54% decrease. This decrease reflects the implementation of the Company's cost cutting programs which included reductions in payroll, sales and advertising, product storage and distribution, customer service and other administration associated with serving a national consumer base which purchases products through chain drug stores to a smaller consumer base which purchases products through direct mail, regional drug stores and catalogs.

Selling costs decreased 75% from $81,614 in the three month 1999 Period to $20,808 in the 2000 Period due to the reductions in sales and shipping expenses. The selling costs in the nine-month 1999 period decreased from $198,801 to $61,004 in the 2000 Period, a 69% decrease.

General and administrative expenses decreased 67% from $192,216 in the three month 1999 Period to $63,698 in the 2000 Period. Accounting and legal fees continued to be a significant portion of administration costs due to specific filing and accounting requirements. The general and administrative expenses in the nine-month 1999 period were $668,480 and $333,856 in the 2000 period, a 50% decrease. These expenses were primarily attributable to the costs of maintaining a public company and closing down its operations.

Depreciation and amortization expense were $8,761 in the three month 1999 Period and $15,484 in the 2000 Period. For the nine-month 1999 period, the depreciation and amortization was $41,884 and $20,338 in the 2000 period, a 51% decrease. The decrease was attributable to the transfer of assets to Creative Products International Inc. which was subsequently spun-off to shareholders as a separate operating company and the write off of certain equipment.

The interest expense decreased from $741 in the nine month 1999 period to $0 in 2000. This decrease was attributable to the elimination of short-term obligations.

Other income of $180,795 in the nine month 1999 Period was generated through the sale of goods and collection of receivables written off in prior periods. The $26,094 of other income in the nine-month 2000 period was attributable to the write off of office equipment lease obligations, an 86% decrease.

As a result of the foregoing, the Company generated a loss of $87,055 in the three month 2000 Period as compared to a net loss of $252,539 in the 1999 period. The net loss in the nine-month 1999 period was $591,717, compared to a net loss of $301,104 in the nine month 2000 period.

For the three and nine months ended December 31, 2000 the number of shares outstanding remained at 3,056,343.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has historically financed its operations through the sale of equity. During the nine-month period ended December 31, 2000, the Company did not generate new funding through the sale of securities, exercise of stock options or warrants or new debt to the Company but maintained its operations through sale of remaining inventory.

As of December 31, 2000 the Company's principal sources of liquidity included cash of $13,326 and net accounts receivable of $526.

During the nine months ended December 31, 2000 and 1999, the Company's operating activities used cash of $168,437 in the 2000 Period and $104,344 in the 1999 Period. The Company's future liquidity will be dependent on the Company's ability to identify new investors for the Company, or obtain new sources of debt or equity. There is no assurance that the Company will be able to generate the funds needed to offset its current or future obligations on a timely basis. There is no certainty the transaction will be completed.


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

              None

Item 3        Defaults  Upon  Senior  Securities.

              None.

Item 4        Submission of Matters to a Vote of Security Holders

              None.

Item 5        Other  Information.

              None.



          SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on January 31, 2001.


                                  CARING PRODUCTS INTERNATIONAL, INC.

                                  By:  /s/  Susan  A.  Schreter
                                     --------------------------------
                                     Susan  A.  Schreter
                                     Acting Chairman of the Board and
                                     CEO


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                        TITLE                           DATE
     ---------                        -----                           ----
/s/  Susan A. Schreter        Acting Chairman and CEO          November 11, 2000
----------------------
Susan A. Schreter