Form 10KSB
period 2001-03-31
CARING PRODUCTS INTERNATIONAL INC
filed 2001-04-27
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

(Mark  One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  March 31, 2001

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


                 7025 East 1st Avenue, Scottsdale, Arizona 85251
                           (principal mailing address)

                                  480-945-2232
                (Issuer's telephone number, including area code)
                              ____________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. / X /

     State  issuer's  revenue  for  its  most  recent  fiscal  year.  $107,759.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $602,817.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Not  applicable.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 12,056,343 shares of common stock, $.01 par value (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes     No    X


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain exhibits                    Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                       CARING PRODUCTS INTERNATIONAL, INC
                                   FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001



     INDEX                                                                     PAGE  NUMBER


PART  I:
     Item  1     Description  of  Business                         . . . . . . . . . . . .4

     Item  2     Description  of  Properties                       . . . . . . . . . . . .6

     Item  3     Legal  Proceedings                                . . . . . . . . . . . .6

     Item  4     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 6


PART  II
     Item  5     Market  Information                               . . . . . . . . . . . .7

     Item  6     Managements  Discussion  and  Analysis  of
                    Financial Condition and Results of Operation   . . . . . . . . . . . .8

     Item  7     Financial  Statements                             . . . . . . . . . . . .11

                 Consolidated Balance Sheets at March 31, 2001 and March 31, 2000 . . . . 14

                 Consolidated  Statements  of  Operations  for  the  years
                 ended  March  31,  2001  and  March  31,  2000    . . . . . . . . . . . .15

                 Consolidated Statement of Stockholders Equity for
                 the years ended March 31, 2001 and March 31, 2000 . . . . . . . . . . . .16

                 Consolidated  Statements  of  Cash  Flows  for  the  years
                 ended  March  31,  2001  and  March  31,  2000    . . . . . . . . . . . .17

                 Notes  to  Financial  Statements                  . . . . . . . . . . . .18

     Item  8     Changes  and  Disagreements  with  Accountants  on
                    Accounting  and  Financial  Disclosure         . . . . . . . . . . . .22


PART  III
     Item  9     Directors,  Executive  Officers, Promoters and Control Persons:
                 Compliance  with  Section  16(a)  of the Exchange Act . . . . . . . . . .23

     Item  10    Executive  Compensation                           . . . . . . . . . . . .24

     Item  11    Security Ownership of Certain Beneficial Owners and Management . . . . . 27

     Item  12    Certain Relationships and Related Transactions    . . . . . . . . . . . .27

     Item  13    Exhibits                                          . . . . . . . . . . . .27

                                     PART I
                                     ------

ITEM  1.     DESCRIPTION  OF  BUSINESS.

GENERAL

Caring Products International, Inc. and its subsidiaries (collectively, the "Company" or "CPI") designed a line of proprietary urinary incontinence products with disposable liners which were sold under the Rejoice brand name in the U.S., Canada, and to a lesser extent, Europe. Due to a lack of funding necessary to support full retail distribution in chain stores and hospitals, the Company announced in January 1999 that it would evaluate all of its strategic options, including sale of the Company, merging the Company's assets with another company, or seeking new investment in the Company from financial investors. The Company closed its marketing offices in 1999 and began to liquidate its remaining inventory. The Company discontinued its adult incontinence business operations in 2000. The Company is now solely seeking other business opportunities for the Company. On March 31, 2001, the Company received an equity investment which resulted in a change in control of the Company's Board of Directors. The Company does not anticipate that it will re-enter the adult incontinence business. See Managements Discussion and Analysis: Plan of Operation.

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

In June 1999, Caring Products International, Inc. announced the spin-off of Creative Products International, Inc., ("CPII") a then wholly-owned subsidiary, to shareholders of record as of June 30, 1999. During June 1999 the Company transferred approximately $170,000 of intellectual property associated with development stage products unrelated to the Company's adult incontinence products to CPII. During the year, the Company also transferred a total of $350,000 to provide initial working capital to CPII. On December 23, 1999, the Company completed the spin-off to shareholders of record. Shareholders received one share of CPII common stock for every two shares of Caring Products International, Inc. stock owned on the record date. CPII is a development stage company with interests in the development of certain retail-oriented consumer services which may, at some future date, be commercialized through the Internet. It is anticipated that these services will require additional capital investment to complete commercial development. There is no assurance that CPII will be able to secure adequate financial, management and marketing resources to complete product development and organize a financially viable operating company. The shares of CPII do not trade on any exchange. There is also no assurance that CPII will be able to develop an active market for its securities in the future.

Unless otherwise indicated, all share and per share data contained herein gives effect to a one-for-six reverse stock split and one-for-four reverse stock split (the Reverse Stock Splits") of the Company's Common Stock effected on June 16, 1997 and October 20, 1997, respectively.

On March 30, 2001 the Company consummated a private placement of 9 million shares of its common stock to Raymond Bills, a previously unaffiliated accredited investor. Mr. Bills paid $250,000 in consideration for the issuance. After giving effect to the transaction, Mr. Bills became the beneficial owner of approximately 75% of the Company's issued and outstanding common stock. In connection with the transaction, Mr. Bills joined the Company's board of directors. Concurrently, four of the five members of the Company's board of directors resigned. Mr. Ian Rice also joined the board of directors, serving as its Chairman.

On April 1, 2000, the Company's principal executive offices moved to 7025 East 1st Ave., Suite 5, Scottsdale, Arizona 85251.

PRODUCTS

The Company designed a line of adult incontinence products that it believed offered to those who suffer from light and moderate incontinence a more dignified and less costly alternative to their traditional options, such as adult disposable diapers, belted undergarments or guards. The Company's adult incontinence products included a reusable lightweight cotton pant specifically designed to look and feel like conventional underwear and a disposable, highly absorbent, thin liner. The liner fits securely into a patented channel in each pant which the Company believes provides reliable protection against side seepage even when the wearer is moving or sitting down. The Company officially discontinued production of its incontinence products in 1999. The Company has no plans to initiate production of its adult incontinence products on a direct or private label basis.

SALES  AND  MARKETING

The Company began selling its Rejoice incontinence products in retail locations in the United States in September 1995. As is customary in the retail industry, the Company had to pay upfront listing allowances or "slotting fees" to gain shelf space in chain drug stores and participate in in-store advertising programs, and accept charges for product that is damaged on the store shelf from pilferage of product contents or other damage which affects the appearance of the product to consumers and is considered no longer in saleable condition to the retail chain. These high costs of maintaining shelf space increased significantly during the period following the rapid consolidation of the retail drug chain industry in 1996 and 1997. As such, the Company's available working capital could not support nation-wide retail distribution. To conserve capital and to enable the Company the opportunity to review its strategic options, the Company ceased primary retail chain marketing efforts in 1999. The Company continued to market its products to certain existing accounts which required little or no advertising support as well as consumer product inventory liquidators. The Company closed all of its contract warehouses with the sale of its last remaining inventory in 2000.

RESEARCH  AND  DEVELOPMENT

The  Company  did  not  incur any research and development costs in Fiscal 2001.
The Company has no plans to incur research and development costs in the foreseeable future.

PATENTS  AND  TRADEMARKS

In November 1994, the U.S. Patent and Trademark Office issued a patent to the Company covering the Company's channel pant design that expires on July 30, 2012. During June 1999, the Company transferred approximately $170,000 of intellectual property to Creative Products International, Inc. then a wholly owned subsidiary of the Company. As part of the agreement, the Company will retain certain royalty free license rights for use of the patent in the adult incontinence market. There is no assurance that there is any commercial or economic value to this license or the Rejoice trademark.

Further, there is no assurance that competitors will not be able to design around the Company's patented products or develop or acquire substantially equivalent trade secrets and proprietary technology independent of the Company.

Competitors of the Company may have filed applications for or may have received patents, and may obtain additional patents and proprietary rights relating to products that compete with those of the Company. Litigation and other proceedings, which could result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company to determine the scope and validity of the third party proprietary rights.

EMPLOYEES

During Fiscal 2001, the Company continued to reduce the number of salaried administrative staff as part of its cost-cutting efforts. As of March 31, 2001, the Company had no salaried employees. Certain administrative functions are performed by outsourced administrative and accounting service providers. As of the date hereof, the Company has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business.

SOURCES  OF  FUTURE  BUSINESS  OPPORTUNITIES

New management intends to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no contractual commitment or arrangement to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. There can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company. Due to the Company's lack of financial resources, it may be difficult to successfully complete any merger with any potential business or business opportunity. The Company's shares currently trade on the OTC Bulletin Board. There is no assurance that the financial markets will accept any potential business partner or opportunity or an active market for the Company's securities will develop.


ITEM  2.     DESCRIPTION  OF  BUSINESS

The  Company's Chairman is providing office space to the Company without charge.

ITEM  3.     LEGAL  PROCEEDINGS

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal year ended March 31, 2001.

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

The following table sets forth the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods indicated. All prices are stated in U.S. dollars:

                                                          ACTUAL
                                                   HIGH             LOW
                                                   ----             ---

Fiscal  Year  Ending  March  31,  2000
     First  Quarter                               $ .375          $ .125
     Second  Quarter                                .218            .062
     Third  Quarter                                 .110            .031
     Fourth  Quarter                               2.000            .070

Fiscal  Year  Ending  March  31,  2001
     First  Quarter                               $.5625         $ .2500
     Second  Quarter                               .8125           .0700
     Third  Quarter                                .1875           .0312
     Fourth  Quarter                               .1400           .0650

On April 11, 2001, the closing price of the Common Stock on the OTC Bulletin Board Market was $.05

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

2. On January 31, 1999, the Company issued to a non-executive employee warrants to purchase 18,750 shares of common stock at $5 until January 31, 2004. The warrants have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

3. On June 30, 1999 the Company issued a total of 275,000 restricted shares under the 1999 Restricted Share plan to 4 employees of the Company. These shares have been issued to sophisticated investors pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

4. On March 30, 2001, the Company issued a total of 9 millions shares of common stock to a single individual. These shares were issued to a sophisticated investor pursuant to the exemption for transactions not involving a public offering provided in Section 4(2) of the Act, and the securities have been appropriately legended.

(b)   HOLDERS

The number of record holders of the Company's Common Stock as of March 31, 2001 was 103.

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

OVERVIEW

From the date of the Company's incorporation in November 1992 through September 1995 when it began marketing Rejoice, the Company was principally engaged in product research and development. In September 1995, the Company shipped product to its first regional drug store chain for storewide distribution and shelf placement. In subsequent years the Company expanded product distribution to include larger chain drug stores, Veteran's hospitals, catalogs, independent pharmacies and surgical supply stores as well as promotional distribution on televised home shopping stations and other specialty product outlets.

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

During the fiscal years ended March 31, 2000 and 2001, the Company's sales continued to decline due to the liquidation of remaining inventory. While the Company has significantly reduced expenditures in all aspects of the Company's operations, it has no source of income or revenues. The Company expects that it will continue to lose money. See Plan of Operation.

RESULTS  OF  OPERATIONS

COMPARISON OF THE FISCAL YEAR ENDED MARCH 31, 2000 TO THE FISCAL YEAR ENDED MARCH 31, 2001

Revenues decreased from $538,489 in Fiscal 2000 to $107,759 in Fiscal 2001, an 80% decrease. The decrease was a result of lack of available products sold in the quantities and styles desired by national distributors of consumer healthcare products and closure of the Company's warehouses. The Company has no remaining inventory.

Cost of sales decreased from $490,742 in Fiscal 2000 to $11,535 in Fiscal 2001. This decrease is attributable to the affects of the reduction of total inventory valuation taken at the end of Fiscal 2000. In Fiscal Years 2000 and 2001, the Company did not add to its inventory through new production. For the fiscal year ended 2001, the Company generated a gross profit of $96,224 as compared to a gross profit of $47,747 in the prior fiscal year. The increase in gross profit was attributed to the write down of the inventory and reduced cost of goods sold.

Total operating expenses decreased from $1,093,020 in Fiscal 2000 to $466,829 in Fiscal 2001, a 57% decrease. This decrease reflects the implementation of the Company's cost cutting programs which included reductions in payroll, product storage and distribution, freight, customer service and other administration associated with serving a national consumer base.

Sales and marketing costs decreased 64% from $168,235 in Fiscal 2000 to $61,004 in Fiscal 2001. Specific reductions included the reduction in marketing and travel costs associated with liquidating remaining inventory.

General and administrative expenses decreased 56% from $877,326 in Fiscal 2000 to $385,487 in Fiscal 2001. Accounting and legal fees continued to be a significant portion of administration costs due to specific filing, accounting and other requirements associated with maintaining a public company. Depreciation and amortization expense decreased from $47,459 in Fiscal 2000 to $20,338 in Fiscal 2001, a 57% decrease. The decrease is primarily attributable to the transfer of assets to CPII which was subsequently spun-off to shareholders as a separate operating company and reduction of value of certain equipment.

There was no interest expense in Fiscal 2001 due to elimination of short-term obligations. Interest income generated was $12,286 in Fiscal 2000 compared to $228 in Fiscal 2001. This decrease in interest income was attributable to reduction in cash balances in interest bearing deposits.

The Company generated other income of $26,094 during Fiscal 2001, as compared to $408,251 during Fiscal 2000, a 94% decrease.

As a result of the foregoing, the Company generated a loss of $344,511 in Fiscal 2001 as compared to $753,224 in Fiscal 2000, a 54% increase. The net loss per share decreased 56% from $.25 to $.11. At the end of the year Fiscal year ended March 31 2001, the number of shares outstanding was 12,056,343.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has historically financed its operations through the sale of equity and debt. The Company generated $250,000 in new equity as part of a private placement to one individual. The investment resulted in the issuance of 9 million shares of common stock to this individual.

As of March 31, 2001 the Company's principal sources of liquidity included cash of $74,873. The Company sold all remaining inventory during the fiscal year, and has no source of working capital from investors, nor outstanding collectible receivables to generate working capital to support the Company's continued operations.

The Company's operating activities used cash of $356,890 for the year ended March 31, 2001. The Company's future liquidity will be dependent on the Company's ability to obtain a merger candidate for the Company, or obtain new sources of debt or equity. There is no assurance that the Company will be able to generate the funds needed to offset its current or future obligations on a timely basis.

PLAN  OF  OPERATIONS

During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more businesses. Because of the Company's lack of financial resources, it may be necessary for the Company's directors to either advance funds to the company or to accrue expenses until such time as a successful business consolidation can be effected. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company may also issue options, warrants or shares of its common stock to consultants who perform services for the Company. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. If the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company's operations, it is unlikely that it could make a public sale of its securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis or are willing to accept options, warrants or shares of the Company's common stock as payment.

OTHER  MATTERS

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

ITEM  7.     FINANCIAL  STATEMENTS.

The  following  consolidated  financial  statements  of  Caring  Products
International,  Inc.  are  included  in  Item  7:

     Consolidated  Balance  Sheets  at  March  31,  2001  and  2000

     Consolidated Statements of Operations for the Years Ended March 31, 2001 and 2000

     Consolidated Statement of Stockholders' Equity for the Years Ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended March 31, 2001 and 2000

     Notes  to  Consolidated  Financial  Statements.

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             March 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


The  Board  of  Directors
Caring  Products  International, Inc.

We have audited the accompanying consolidated balance sheets of Caring Products International, Inc. and subsidiaries as of March 31, 2001 and March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caring Products International, Inc. and subsidiaries as of March 31, 2001 and March 31, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $344,511. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT  THORNTON  LLP
Seattle,  Washington
April  16,  2001

                        CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                 ASSETS


                                                                           MARCH 31,      MARCH 31,
                                                                             2001           2000
                                                                         -------------  -------------
Current Assets
  Cash                                                                   $     74,873   $    181,763
  Accounts receivable less allowance
     of $0 and $3,026 at March 31, 2001 and 2000, respectively                      -         57,498
  Inventory                                                                         -         15,715
  Prepaid expenses                                                                  -         24,091
                                                                         -------------  -------------

          Total current assets                                                 74,873        279,067

  Equipment, net                                                                    -         20,338
                                                                         -------------  -------------

                                                                         $     74,873   $    299,405
                                                                         =============  =============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                       $      2,545   $    107,945
  Accrued liabilities                                                               -         24,621
                                                                         -------------  -------------

          Total current liabilities                                             2,545        132,566

Stockholders Equity
  Preferred stock, par value $0.01 per share; authorized,
    1,000,000 shares; none outstanding                                              -              -
  Common stock, par value $0.01 per share; authorized,
    15,000,000 shares; issued and outstanding, 12,056,343 and 3,056,343
    in March 31, 2001 and 2000, respectively                                  120,564         30,564
  Additional paid-in capital                                               19,392,069     19,232,069
  Accumulated deficit                                                     (19,440,305)   (19,095,794)
                                                                         -------------  -------------

          Total stockholder's equity                                           72,328        166,839
                                                                         -------------  -------------

                                                                         $     74,873   $    299,405
                                                                         =============  =============

          See accompanying notes to consolidated financial statements

              CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FISCAL YEAR ENDED MARCH 31, 2001 AND 2000


                                    MARCH 31,    MARCH 31,
                                      2001          2000
                                   -----------  ------------
Revenues                           $  107,759   $   538,489
Cost of Sales                          11,535       490,742
                                   -----------  ------------

        Gross profit                   96,224        47,747

Operating expenses
  Selling and Marketing                61,004       168,235
  General and administrative          385,487       877,326
  Amortization and depreciation        20,338        47,459
                                   -----------  ------------

        Total operating expenses      466,829     1,093,020
                                   -----------  ------------

        Loss from operations         (370,605)   (1,045,273)

Other income (expense)
  Other income                         26,094       408,251
  Interest expense                          -          (741)
  Loss on sale of assets                    -       (96,365)
  Other, net                                -       (19,096)
                                   -----------  ------------

                                       26,094       292,049
                                   -----------  ------------

        Net loss                   $ (344,511)  $  (753,224)
                                   ===========  ============


  Net loss per common share,       $    (0.11)  $     (0.25)
                                   ===========  ============
    primary and fully diluted

          See accompanying notes to consolidated financial statements

              CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FISCAL YEAR ENDED MARCH 31, 2001 AND 2000



                                                              MARCH 31,    MARCH 31,
Increase (Decrease) in Cash                                     2001         2000
                                                             -----------  -----------
Cash flows from operating activities
  Net loss                                                   $ (344,511)  $ (753,224)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                                20,338       47,459
    Issuance of restricted common stock to employees                  -       55,000
    Loss from disposal of equipment                                   -       96,365
    Provision for losses in accounts receivable                       -      456,974
    Provision for losses in inventory                                 -      166,153
    Changes in operating assets and liabilities
      Customer Sales Account Deposit                                        (244,575)
      Accounts receivable                                        57,498     (161,209)
      Inventory                                                  15,715      378,470
      Prepaid expenses                                           24,091        1,117
      Other assets                                                    -       18,041
      Accounts payable                                         (105,400)    (218,800)
      Accrued liabilities                                       (24,621)     (19,205)
                                                             -----------  -----------
        Net cash used in operating activities                  (356,890)    (177,434)

Cash flows from investing activities
  Proceeds from sale of equipment                                     -        1,350
                                                             -----------  -----------
        Net cash provided by investing activities                     -        1,350

Cash flows from financing activities
  Sale of common stock                                          250,000            -
  Investment in Creative Products common stock                        -       19,200
  Cash contributed to Creative Products                               -     (369,200)
                                                             -----------  -----------
        Net cash provided by (used in) financing activities     250,000     (350,000)

Decrease in cash                                               (106,890)    (526,084)

Cash at beginning of period                                     181,763      707,847
                                                             -----------  -----------

Cash at end of period                                        $   74,873   $  181,763
                                                             ===========  ===========

Supplemental cash flow information:
  Cash paid for interest                                     $        -   $      741
                                                             ===========  ===========

Noncash investing and financing activities:
  Net book value of assets spun off to Creative Products     $        -   $  151,866
                                                             ===========  ===========

          See accompanying notes to consolidated financial statements

                   CARING PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000


                                      COMMON STOCK        ADDITIONAL                    TOTAL
                                 ----------------------    PAID-IN      ACCUMULATED  STOCKHOLDERS'
                                   SHARES      AMOUNT      CAPITAL        DEFICIT       EQUITY
                                 -----------  ---------  ------------  -------------  -----------
April 1, 1999                     2,781,343   $ 27,814   $19,681,685   ($18,342,570)  $1,366,929

Restricted common stock issued
  to employees                      275,000      2,750        52,250              -       55,000

Investment in Creative Products
  common stock                      384,000      3,840        15,360              -       19,200

Spin off of Creative Products      (384,000)    (3,840)     (517,226)             -     (521,066)
Net loss for the year ended               -          -             -       (753,224)    (753,224)
                                 -----------  ---------  ------------  -------------  -----------
Balance at March 31, 2000         3,056,343     30,564    19,232,069    (19,095,794)     166,839
                                                                                               -
Sale of common stock              9,000,000     90,000       160,000              -      250,000

Net loss for the year ended               -          -             -       (344,511)    (344,511)
                                 -----------  ---------  ------------  -------------  -----------
Balance at March 31, 2001        12,056,343   $120,564   $19,392,069   ($19,440,305)  $   72,328
                                 ===========  =========  ============  =============  ===========

          See accompanying notes to consolidated financial statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

(1)  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     (a)  DESCRIPTION  OF  BUSINESS
          Caring Products International, Inc. (CPI) is organized under the laws of the state of Delaware. The Company discontinued its incontinence product business in Fiscal 2001.

     (b)  BASIS  OF  PRESENTATION
          These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial position, results of operations and changes in financial position of CPI and its wholly-owned subsidiaries (collectively, the "Company"). All material inter-company balances and transactions have been eliminated in consolidation.

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  INVENTORIES
          Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market (net realizable value). The Company wrote down $166,153 of inventory in 2000 to account for certain products that were held for more than a 12-month period. The Company liquidated all of its remaining inventory in Fiscal 2001.

     (b)  EQUIPMENT
          Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging from 2 to 5 years.

     (c)  REVENUE  RECOGNITION
          The Company recognizes revenue and establishes provisions for estimated product returns when its products are shipped to customers. Products of the Company held by various third party storage and delivery companies are not recognized in revenue, but are included in inventory.

     (d)  RESEARCH  AND  DEVELOPMENT
          Research  and  development  costs  are  expensed  as  incurred.

     (e)  FOREIGN  CURRENCY  TRANSLATION
          The  Company  considers the U.S. dollar to be its functional currency.
          The Company has a wholly owned subsidiary, located in Canada. Accordingly, transactions by the subsidiary denominated in Canadian dollars are re-measured at the exchange rates in effect at the date of the transaction. At each balance sheet date, monetary balances denominated in currencies other than the U.S. dollar are re-measured using current exchange rates.

          Gains and losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations. Gains and losses arising from these transactions for each of the years ended March 31 include a gain of $2,747 for 2001 and a gain of $6,758 for 2000, respectively.

     (f)  LOSS  PER  SHARE
          Loss per share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares was 3,081,001 as of March 31, 2001 and 2,987,781 as of March 31, 2000 respectively. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effects of the potentially dilutive securities. As of March 31, 2001 and 2000, total warrants and options of 2,624,250 and 2,827,813, respectively, were not included in loss per share computations due to their antidilutive effect.

     (g)  USE  OF  ESTIMATES
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(3)  GOING  CONCERN

          As shown in the consolidated financial statements, the Company incurred a net loss of $344,511 in 2001 and $753,224 in 2000 There is substantial doubt of the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from operating and financing activities. In early 1999, the Company announced its intent to evaluate all of its strategic options including potential acquisitions, obtaining new sources of equity and cost-cutting measures. There is no assurance that the Company will be successful in its efforts to significantly improve its financial condition. The sale of inventory has been a primary source of funds for the Company's operations during the fiscal year ended March 31, 2001. The Company no longer has inventory available for sale as of March 31, 2001.

          New management intends to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no contractual commitment or arrangement to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. There can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company. Due to the Company's lack of financial resources, it may be difficult to successfully complete any merger with any potential business or business opportunity. The Company's shares currently trade on the OTC Bulletin Board. There is no assurance that the financial markets will accept any potential business partner or opportunity or an active market for the Company's securities will develop.

(4)  EQUIPMENT

     Equipment  consists  of  the  following:
                                                           MARCH 31,   MARCH 31,
                                                             2001        2000
                                                           ---------    --------
          Computer  equipment                              $  23,225    $ 23,225
          Office  equipment                                    5,330       5,330
          Capital  lease  office  equipment                   40,076      40,076
                                                           ---------    --------
                                                              68,631      68,631

          Less accumulated depreciation and amortization      68,631      48,293
                                                           ---------    --------

                                                           $       -    $ 20,338
                                                           =========    ========

     The Company recorded a loss on the disposal of equipment of $96,365 for the year ended March 31, 2000 in conjunction with the closing of its production and administrative facilities.

(5)  SPIN  OFF  OF  CREATIVE  PRODUCTS

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

(6)  STOCKHOLDERS'  EQUITY

     (a)  SALE  OF  COMMON  STOCK
          On March 30, 2001, the Company entered into a subscription agreement whereby the Company sold 9,000,000 shares of its common stock for $250,000 to an individual.

     (b)  WARRANTS
          At March 31, 2001 the Company had warrants outstanding to purchase common shares as follows:

                                                                      2001
                                                                    ---------

Warrants issued to non-executive employee to purchase
    one share at $5.00 until January 31, 2004                          18,750
Warrants issued to two non-executive employees to purchase one
    share at $1.875 until January 31, 2004                            130,000
Warrants issued to non-employee to purchase one share
    at $1.875 until May 4, 2003                                        50,000
Warrants issued in conjunction with completion of public offering at a price of $7.50, subsequently reduced exercise price to $6
    pursuant to underwriter's agreement, until December 15, 2002.   1,750,000
                                                                    ---------

                Total warrants outstanding                          1,948,750
                                                                    ---------

     (c)  RESTRICTED  COMMON  STOCK
          On February 1, 1999, the Company approved the 1999 Restricted Stock Plan which provides for the issuance of up to 275,000 shares of the Company's common stock under certain conditions to the Company's management. On June 30, 1999, the Company issued a total of 275,000 share certificates to several employees including 130,000 to an executive and director of the Company. The Company recorded compensation expense related to the issuance of $55,000 for the year ended March 31, 2000.

(7)  EMPLOYEE  BENEFIT  PLANS

     (a)  STOCK  OPTION  PLANS
          As of March 31, 2001 and 2000, the Company had two incentive stock option plans which are described below:

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

          1996 INCENTIVE PROGRAM: Under the 1996 Incentive Program, 625,000 shares of common stock less any shares outstanding under the 1993 Incentive Program, plus any shares forfeited under the 1996 and 1993 Incentive Programs, shares purchased by the Company on the open market and shares surrendered to the Company in payment of the exercise price of stock options issued under the 1996 and 1993 Incentive Programs are available for grant to eligible employees and consultants of the Company. No award may be granted which will result in the awards outstanding under the plan to be more than 25% of the total number of shares the Company has outstanding.

          Stock options under the 1993 and 1996 Incentive Program vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees and after two years of affiliation with the Company for consultants. Although the program allows stock options to be issued for a maximum term of ten years, all stock options outstanding have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the closing bid price on the date of the Board of Directors' approval.

          On May 5, 1998, the Company canceled all shares under the 1993 and 1996 Plans outstanding and re-issued 552,000 stock options at an exercise price of $1.875, which expire on May 3, 2003. As of March 31, 2000, 9,000 of the 552,000 were forfeited, leaving 543,000 outstanding as of March 31, 2001 and 2000.

          In August 1997, the Company granted 306,250 stock options, subject to certain contingencies to certain employees at an exercise price of $5 which expire on August 27, 2002. There were 112,500 of these stock options outstanding as of March 31, 2001 and 2000 all of which were vested.

          The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option awards. The fair value of option grants is estimated using the Black-Scholes option-pricing model. No options were issued in 2001 and 2000 and all options granted prior to Fiscal Year 2000 were fully vested as of March 31, 2001 and 2000; therefore, no compensation expense would have been recognized under SFAS No. 123.

          The following is a summary of stock options outstanding at March 31,2001:

                                       OPTIONS  OUTSTANDING
                            --------------------------------------------------
                                         WEIGHTED-AVERAGE
                              NUMBER        REMAINING           NUMBER OF
          EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE  OPTIONS EXERCISABLE
          ----------------  -----------  ----------------  -------------------
          1.875                 20,000       2.267 years               20,000
          1.875                543,000        2.09 years              543,000
          5.00                 112,500        1.41 years              112,500

(8)  INCOME  TAXES

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109).

     The Company had net deferred tax assets, primarily consisting of net operating loss carryforwards, of approximately $4,879,000 and $3,354,000 as of March 31, 2001 and 2000, respectively. Total U.S. Federal net operating loss carryforwards of approximately $14,350,000 at March 31, 2001 expire in the years 2009 to 2020, but are further limited as discussed below.

     The Company has not recorded an income tax benefit in the years ended March 31, 2001 and 2000 due to the recording of a valuation allowance as an offset to the net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of the deferred tax assets. Due to potential limitations under Section 382 of the Internal
     Revenue Code, some of the operating losses may not be available and subsequent changes in ownership may result in further limitations.

     The income tax provision reconciled to the tax computed at the statutory Federal rate was as follows:

                                               2001          2000
                                           ------------  ------------
          Tax benefit at statutory rate    $   117,100   $   256,100
          Permanent differences                   (200)      (12,000)
          Loss from discontinued
               Canadian operations           1,408,100     1,661,900
          Increase in valuation allowance   (1,525,000)   (1,906,000)
                                                         ------------
                    TOTAL                  $         -   $         -
                                           ============  ============

(9)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The Company's financial instruments include cash, money market funds, receivables, and accounts payable. The fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates.

(10)  OTHER  INCOME

     Other  income  consists  of  the  following  for  the years ended March 31:


                                                 2001      2000
                                                -------  --------

          Interest income                       $   228  $ 12,286
          Discounted accounts payable             3,912    65,100
          Settlement for customer credits         4,050   184,177
          Effects of change in estimate of
               allowance for doubtful accounts        -   100,239
          Recovery of bad debts                       -    26,825
          Other                                  17,904    19,624
                                                -------  --------

                                                $26,094  $408,251
                                                =======  ========


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III
                                    --------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2001, the Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year ended March 31, 2001.

The following table sets forth information concerning the directors and executive officers of the Company as of March 31, 2001:

     Susan  A.  Schreter          39               President

     Raymond  A.  Bills*          56               Director

     Ian  W.  Rice*               61               Chairman

     *Subject to compliance with Rule 14f-1 of the Security and Exchange Act of 1934.

The Company's by-laws provide that the size of the Board of Directors shall initially be fixed by the Incorporator, and thereafter may be changed by resolution of the Board. The Company's Board of Directors currently is fixed at eight members, and there are five vacancies. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the Board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of the Company's officers and directors.

SUSAN A. SCHRETER is President of the Company and has served as a director since inception. From July 1985 to December 1992, she was founder and President of Beta International, Inc., New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition, due diligence, cash flow planning, strategic business planning and capital investment. Ms. Schreter currently serves as acting Chief Executive Officer and Chairman of the Board of Creative Products International Inc.

RAYMOND A. BILLS was employed by Dictaphone Corporation from 1969 until his retirement in 1996. He held various sales and sales management positions, serving as Major Account Manager/Hospital Specialist in the Phoenix District from 1983 until 1996.

IAN W. RICE is President and Chief Executive Officer and a director of Ikon Ventures, Inc., since March 2001, and was Chairman and Chief Executive Officer from June 1997 until March 2001. Mr. Rice has been a director of Jaguar
Investments,  Inc.,  an  inactive  company  whose  shares  are traded on the OTC
Bulletin Board, since December 2000, and the President and Chief Executive Officer of that company since January 2001. From June 1999 to December 1999, Mr. Rice was President and a director, and from September 1999 to December 2000, Chairman, of Wall Street Strategies Corporation, a provider of financial services whose shares are traded on the OTC Bulletin Board. From January 1994 until October 1996, Mr. Rice was Chairman and a director of Asia Media
Communications, Ltd. (n/k/a MyWeb Inc.com), then a holding company based in Switzerland whose shares are traded on the OTC Bulletin Board. From November 1985, until the present, Mr. Rice has been employed as a consultant to Sigma Limited S.A., a private investment firm based in Switzerland.

POTENTIAL  CONFLICTS  OF  INTEREST

Certain conflicts of interest may arise between the Company and its officers and directors due to the fact that they have employment and business interests which they devote their primary attention. The Company's President, Susan Schreter, is the Chairman and Chief Executive Officer of Creative Products International, Inc. Ian Rice is, among other business activities, the Chairman, Chief Executive Officer, director and a minority shareholder of Ikon Ventures, Inc., and Chairman, Chief Executive Officer, Director and controlling shareholder of Jaguar Investments, Inc, both of which companies have a similar business plan of operation as the Company. The interests of Ikon Ventures, Inc. and Jaguar Investments, Inc., may from time to time be competing directly or indirectly for the acquisition of a business opportunity candidate. There may be factors that make the Company or one or more of such other companies more or less attractive to a potential combination candidate, such as the age of the company, name, capitalization, state of incorporation, articles of incorporation or by-law provisions, etc. However, any such conflicts would not be expected to be resolved through arms-length negotiation, but rather in the discretion of management.

There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officer and directors of the Company are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the Company.

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

                           SUMMARY COMPENSATION TABLE*
                                                                LONG-TERM
                                                 ANNUAL        COMPENSATION
                                              COMPENSATION        AWARDS
                                              ------------        ------
OPTIONS/SAR'S
NAME OF PRINCIPAL POSITION                   YEAR       ( $)         ( # )
-----------------------------------------  ---------  ---------      -----
Susan A. Schreter, President and Director       2001  $  66,000
                                                2000  $ 175,000*
                                                1999  $ 125,000    215,000


     * Includes one time payment of $75,000 to end three year employment contract.
     *Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted. No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive no salary for their services in Fiscal 2001.

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

FISCAL YEAR END OPTIONS/OPTION VALUES TABLE. The following table sets forth information regarding exercises of stock options during the fiscal year ended March 31, 2000, by the Named Executive Officers and the year-end values of exercised and unexercised options by such Named Executive Officers:

      AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2001
                      AND FISCAL YEAR-END OPTION/SAR VALUE
                                                                          VALUE OF
                                                                         UNEXERCISED
                                                       NUMBER OF        IN-THE-MONEY
                                                      UNEXERCISED        OPTIONS AT
                                                   OPTIONS AT FISCAL     FISCAL YEAR
                      SHARES                          YEAR END (#)         END (#)
                   ACQUIRED ON    VALUE REALIZED      EXERCISABLE/      EXERCISABLE/
NAME               EXERCISE (#)        ($)           UNEXERCISABLE      UNEXERCISABLE
-----------------  ------------  ----------------  ------------------  ---------------
Susan A. Schreter             0  $              0     327,500(1)/0(2)  $    0(1)/$0(2)

(1)     Exercisable  options.
(2)     Unexercisable  options.

          AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2000
                         AND FISCAL YEAR-END OPTION/SAR VALUE
                                                                          VALUE OF
                                                                         UNEXERCISED
                                                       NUMBER OF        IN-THE-MONEY
                                                      UNEXERCISED        OPTIONS AT
                                                   OPTIONS AT FISCAL     FISCAL YEAR
                      SHARES                          YEAR END (#)         END (#)
                   ACQUIRED ON    VALUE REALIZED      EXERCISABLE/      EXERCISABLE/
NAME               EXERCISE (#)        ($)           UNEXERCISABLE      UNEXERCISABLE
-----------------  ------------  ----------------  ------------------  ---------------
Susan A. Schreter             0  $              0     327,500(1)/0(2)  $    0(1)/$0(2)

(1)     Exercisable  options.
(2)     Unexercisable  options.

On August 27, 1997, the Company awarded Susan A. Schreter stock options to purchase 112,500 shares of Common Stock (the "Schreter Options) at an exercise price of $5, under an amendment to the 1996 Stock Option Plan adopted by the Board of Directors on such date and subsequently approved by the requisite vote of the stockholders. The number of the Schreter Options will be reduced pro rata if the total number of stock exceeds 7.7% of the total number of shares of Common Stock issued and outstanding (excluding shares issuable upon exercise of outstanding options and warrants) upon completion of the Offering. The Options vest in four equal semi-annual installments commencing six months from the date of grant. The Options terminate upon the expiration of five years from the date of grant, or, if sooner, three months after termination of Ms. Schreter as an employee of the Company for any reason and, if her employment is terminated for cause, her respective Options terminate immediately. In addition, the Options are subject to the terms and conditions of the 1996 Stock Option Plan. See "Management - Stock Option Plans."

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder to the best available knowledge of the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.

                                       NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER   SHARES (1)  PERCENT OWNED
-------------------------------------  ----------  --------------
OFFERING
--------
Susan A. Schreter (1)                     496,394              4%
      c/o PO Box 9288
      Seattle, WA 98109

Raymond A. Bills                        9,000,000             75%
      c/o 7025 East 1st Avenue
       Scottsdale, Arizona 85251

Ian Rice                                       --              --
      c/o 7025 East 1st Avenue
       Scottsdale, Arizona 85251
                                        9,366,394             79%
                                        (See  footnotes.)
*     Less  than  1%.
(1) Includes 327,500 shares issuable upon exercise of currently outstanding stock options.

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

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          None

     (b)  Reports  on  Form  8-K

          On April 4, 2001, The Company filed a Current Report on Form 8-K reporting a change of control of registrant.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on April 25, 2001.


                                     CARING  PRODUCTS  INTERNATIONAL,  INC.

                                     By:  /s/  Susan  A.  Schreter
                                          -  - - - - - - - - - - - - - - - - - -
                                          Susan  A.  Schreter,  President


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                       TITLE                    DATE
     ---------                       -----                    ----
/s/  Susan  A.  Schreter             President            April 25, 2001
-  -  -  -  -  -  -  -  -  -
Susan  A.  Schreter