Form 10QSB
period 2001-06-30
CARING PRODUCTS INTERNATIONAL INC
filed 2001-08-20
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark  One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2001

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

                7025 E First Avenue Suite 5, Scottsdale AZ 85251
                          (principal mailing address)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001 was 120,563 shares of common stock, $.01 par value (the "Common Stock").

     Transitional Small Business Disclosure Format (check one):
Yes      No     X

                       DOCUMENTS INCORPORATED BY REFERENCE

Part  III  -  Certain exhibits                 Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                       CARING PRODUCTS INTERNATIONAL, INC
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2001


     INDEX                                                                              PAGE NUMBER

PART  I:      FINANCIAL  INFORMATION


     Item 1   Financial  Statements

              Condensed Consolidated Balance Sheets at March 31, 2001
              and June 30, 2001 (unaudited)                                                       3


              Condensed Consolidated Statements of Operations for each of the three-month periods  ended  June 30, 2000 and June 30, 2001
              (unaudited)                                                                         4

              Condensed Consolidated Statements of Cash Flows for the three-month periods  ended  June 30, 2000 and June 30, 2001
              (unaudited)                                                                         5

              Notes  to  Condensed  Consolidated  Financial  Statements                           6


     Item 2   Managements  Discussion  and  Analysis  of
                  Financial  Condition  and  Results  of  Operations                              7


PART  II      OTHER INFORMATION                                                                   9

                      CARING PRODUCTS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              MARCH 31,      JUNE 30,
                                                                2001           2001
                                                                            (UNAUDITED)
                                                            -------------  -------------
Current Assets
  Cash                                                      $     74,873   $     21,100
                                                            -------------  -------------

    Total assets                                            $     74,873   $     21,100
                                                            =============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                          $      2,545   $      6,134
                                                            -------------  -------------

    Total liabilities                                              2,545          6,134

Stockholders Equity
  Preferred stock, par value $0.01 per share; authorized,
    1,000,000 shares; none outstanding                                 -              -
  Common stock, par value $0.01 per share; authorized,
    100,000,000 shares; issued and outstanding,
    120,563 shares                                                   121            121
  Additional paid-in capital                                  19,512,512     19,512,512
  Accumulated deficit                                        (19,440,305)   (19,497,667)
                                                            -------------  -------------

          Total stockholder's equity                              72,328         14,966
                                                            -------------  -------------

                                                            $     74,873   $     21,100
                                                            =============  =============

                 See accompanying notes to financial statements

                      CARING PRODUCTS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                                  (UNAUDITED)

                                                              JUNE 30      JUNE 30
                                                                2000        2001
                                                             ----------  -----------
Revenues                                                     $       -   $        -
                                                             ----------  -----------

        Gross profit                                                 -            -

Operating expenses
    General and administrative                                       -       57,598
                                                             ----------  -----------

        Total operating expenses                                     -       57,598
                                                             ----------  -----------

        Operating Loss                                               -      (57,598)

Other income
    Other income                                                     -          237
                                                             ----------  -----------

        Total other income                                           -          237
                                                             ----------  -----------

        Loss from continuing operations before discontinued  $       -   $  (57,362)
                                                             ----------  -----------
                 operations

Discontinued operations
    Loss from operations of discontinued company             ($140,226)  $        0
                                                             ----------  -----------


        Net Loss                                             $(140,226)  $  (57,362)
                                                             ==========  ===========


  Weighted average common shares outstanding                    30,563      120,563
                                                             ==========  ===========

  Net operating loss per common share                        $       -   $    (0.48)
                                                             ==========  ===========
  Loss from discontinued operations per common share         $   (4.59)  $        -
                                                             ==========  ===========

                 See accompanying notes to financial statements

                      CARING PRODUCTS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                                  (UNAUDITED)



                                                  JUNE 30     JUNE 30
Increase (Decrease) in Cash                         2000       2001
                                                 ----------  ---------

Cash flows from operating activities
  Net loss from operations                       $       -   $(57,362)
  Net loss from discontinued operations           (140,226)         -
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                    4,854          -
    Changes in operating assets and liabilities
      Customer sales account deposit                32,339          -
      Accounts receivable                           35,754          -
      Inventories                                    4,614          -
      Prepaid expenses                              16,923          -
      Accounts payable                             (21,711)     3,589
      Accrued liabilities                           (9,465)         -
                                                 ----------  ---------
        Net cash used in operating activities      (76,918)   (53,773)

Decrease in cash                                   (76,918)   (53,773)

Cash at beginning of period                        181,763     74,873
                                                 ----------  ---------

Cash at end of period                            $ 104,845   $ 21,100
                                                 ==========  =========

Supplemental cash flow information:
  Cash paid for interest                         $       -   $    550
                                                 ==========  =========

                 See accompanying notes to financial statements

                       CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTH PERIOD ENDED JUNE 30, 2000 AND JUNE 30, 2001


NOTE  1  -  FINANCIAL  STATEMENTS

     The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended March 31, 2001. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Caring Products International, Inc. and its subsidiaries (the "Company") and notes thereto, for its fiscal year ended March 31, 2001.

NOTE  2  -  LOSS  PER  COMMON  SHARE

     The Company accounts for loss per common share under Statement of Financial Accounting Standards No 128, "Earnings Per Share" which established standards for computing and presenting earnings per share. Basic loss per share is based on the weighted average number of shares outstanding during each quarter available to common shareholders. The weighted average shares for computing the Company's basic loss per share were 120,563 and 30,563 for the three months ended June 30, 2001 and 2000, respectively. Because the net loss for the three months ended June 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of June 30, 2001 and 2000, there were 26,242 and 26,242 shares of potentially issueable common stock post reverse split, respectively.

NOTE  3  -  MANAGEMENT  PLANS

     On March 30, 2001, the Company consummated a private placement of 90,000 shares of its common stock, $0.01 par value (the "Common Stock"), to Raymond A. Bills (the "Transaction"), a previously unaffiliated accredited investor. Mr. Bills paid the Company $250,000.00 in consideration for the issuance. After giving effect to the Transaction and the 30,563 previously issued and outstanding shares of Common Stock, Mr. Bills is the beneficial owner of approximately 74.6% of the Company's Common Stock and now has the ability to exercise control over the Company's affairs.

     The operations related to the marketing of various incontinence products ceased during the quarter ended March 31, 2001. The Company has no source of operating revenues or prospects for the initial development of an operating business. The Company continues to maintain part-time administrative support while it reviews is strategic options. Certain reclassifications have been made to the June 30, 2000 financial statements to reflect the change in operations.

     The Company's ability to continue as a going concern is contingent upon its ability to raise funds through debt or equity resources. No assurances can be given that the Company will be successful attracting new capital to the Company or completing an acquisition, which can support the Company's working capital requirements.

NOTE  4  -  STOCKHOLDERS'  EQUITY

     On May 29, 2001, the Company authorized an increase in the authorized number of shares of common stock of the Company to 100,000,000. Additionally, the Company authorized a 100:1 reverse stock split. The increase in authorized shares is considered to be post reverse split. The Company filed amended articles of incorporation with the state of Delaware, which was approved on July 12, 2001, reflecting both of these actions. All references to number of shares and per share price have been adjusted retroactively to reflect the effect of this split.

     On May 29, 2001, the Company adopted the 2001 Employee Stock Compensation Plan, which authorized the issuance of up to 5,000,000 shares of common stock of the Company for stock options. As of June 30, 2001, there were no stock options issued under this plan.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

The Company discontinued all operations related to the production, marketing and sale of various adult incontinence products in early 2001. On March 30, 2001 the Company consummated a private placement of 90,000 shares of its common stock to a previously unaffiliated accredited investor for $250,000. In connection with the transaction, Mr. Bills joined the Company's board of directors.
Concurrently, four of the five members of the Company's board of directors resigned. Mr. Ian Rice also joined the board of directors, serving as its Chairman. The Company has minimal assets and no active business related to operations, or research and development. The Company intends to seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures into the Company. As of the date hereof, the Company has not made any arrangements nor entered into any definitive agreements to acquire or merge a business venture into the Company, employ and consultants or advisors to identify business venture opportunities or made any formal arrangements to raise additional funds to support the Company's business operations.

On April 1, 2000, the Company's principal executive offices moved to 7025 East 1st Ave., Suite 5, Scottsdale, Arizona 85251.

RESULTS  OF  OPERATIONS  AND  OPERATING  EXPENSES

The Company recorded no operating revenues during the three-month period ended June 30, 2001. The Company discontinued all operations related to the adult incontinence market in early 2001. In the comparable period the Company generated revenues related to discontinued operations of $36,250 and cost of goods sold of $4,614.

General and administrative costs were $57,598 in the June 30 2001 period, of which $46,667 were legal and accounting fees attributable to the completion of a private placement in March, 2001 and preparation of various filings and notices associated with the private placement, change of control of the Board of Directors and 100:1 reverse stock split of the Company's outstanding common stock. In the prior comparable period ended June 30, 2000, the Company incurred general and administrative costs of $156,982 of which $34,069 were legal and accounting fees. This 64% decrease in total general and administrative is due to discontinuation of the Company's operations.

The Company generated interest income of $236 in the Fiscal 2001 Period and no interest in the Fiscal 2000 Period. As a result, the Company generated a loss of $57,362 for the 2001 Period. The comparable 2000 period was a discontinued operation and had a net loss of $140,226 for the 2001 Period. The net loss per share for the Period ended 2001 was $0.48 and$4.59 for 2000,adjusted for reverse stock split, a decrease of 90%.

PLAN  OF  OPERATION

During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the Company's directors and officers to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be effected. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. If the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. If the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company it is unlikely that it could make a public sale of its securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis or are willing to accept options, warrants or shares of the Company's common stock as payment. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next 12 months.

LIQUIDITY  AND  CAPITAL  RESOURCES

On March 30, 2001 the Company consummated a private placement of 90,000 shares of its common stock to a previously unaffiliated accredited investor for $250,000. As of June 30, 2001, the Company's principal source of liquidity included cash of $21,100. The Company has no commitments for any significant capital expenditures. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses if it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

The Company does not anticipate that funding will be necessary in order to complete a proposed business combination, except possibly for fees and costs of the Company's professional advisers. Accordingly, there are no plans to raise capital to finance any business combination, nor does management believe that any combination candidate will expect cash from the Company. The Company hopes to require the candidate companies to deposit with the Company an advance that the Company can use to defray professional fees and costs and travel, lodging and other due diligence costs of management. Otherwise, management would have to advance such costs out of their own pockets, and there is no assurance that they will advance such costs.

Other routine expenses, such as making required filings with the SEC and related expenses will inevitably be incurred. In order to pay these, the Company will be forced to borrow money or prevail upon existing shareholders to provide additional capital, whether as a loan or investment, to the Company. It is by no means certain that existing shareholders will want or be financially able to do so. There are no plans to sell additional securities of the Company to raise capital. The Company's failure for any reason to timely file reports required under the Securities Exchange Act of 1934, as amended, could subject it to fines and penalties and make it less desirable to a potential combination candidate. None of these sources of funds is assured and, if no funds can be raised, the Company may be effectively unable to pursue its business plan.

The Company's shareholders and management members who advance money to the Company to cover operating expenses will expect to be reimbursed by the company acquired, prior to or simultaneously with the completion of a combination. The Company has no intention of borrowing money to pay any officer, director or shareholder of the Company or their affiliates.

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

               27.1  --  Financial  Data  Schedule


                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on August 20, 2001.


                              CARING  PRODUCTS  INTERNATIONAL,  INC.

                              By:  /s/  Ian  W  Rice
                                   ---------------------------------------
                                   Ian  W  Rice
                                   Chairman  and  President


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                    DATE
     ---------                    -----                    ----
/s/  Ian W Rice                                       August 20, 2001
---------------------
Ian Rice