Form 10QSB
period 2001-09-30
CARING PRODUCTS INTERNATIONAL INC
filed 2001-11-19
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)
/X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 120,563 shares of common stock, $.01 par value (the "Common Stock").

     Transitional Small Business Disclosure Format (check one):
Yes           No  X
    ---          ---


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain exhibits                    Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                       CARING PRODUCTS INTERNATIONAL, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001



                                                                     PAGE NUMBER

PART I:
  Item 1  Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2001
          and September 30, 2001. . . . . . . . . . . . . . . . . . . . . .  4

          Condensed Consolidated Statements of Operations for the three month and six month periods ended September 30, 2000
          and September 30, 2001 (unaudited). . . . . . . . . . . . . . . .  5

          Condensed Consolidated Statement of Cash Flows for the three month and six month periods ended September 30, 2000
          and September 30, 2001 (unaudited). . . . . . . . . . . . . . . .  6

          Notes to Condensed Consolidated Financial Statements. . . . . . .  7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . .  9



PART II   OTHER INFORMATION

                       CARING PRODUCTS INTERNATIONAL, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS



    ASSETS                                                  MARCH 31,     SEPTEMBER 30
                                                               2001           2001
                                                                           (UNAUDITED)
                                                           -------------  -------------
Current Assets
  Cash                                                     $     74,873   $     17,743
                                                           -------------  -------------



                   TOTAL ASSETS                            $     74,873   $     17,743
                                                           =============  =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         $      2,545   $     13,356
                                                           -------------  -------------

          Total liabilities                                       2,545         13,356
Stockholders' equity
  Preferred stock, par value $0.01 per share; authorized
  1,000,000; none outstanding
  Common stock, par value $0.01 per share; authorized               121            121
      100,000,000 shares; 120,563 issued and
      outstanding
  Additional paid-in capital                                 19,512,512     19,512,512
  Accumulated deficit                                       (19,440,305)   (19,508,246)
                                                           -------------  -------------

          Total stockholders' equity                             72,328          4,387
                                                           -------------  -------------

          TOTAL LIABILITIES AND STOCKHOLDERS EQUITY        $     74,873   $     17,743
                                                           =============  =============

                 See accompanying notes to financial statements

                                   CARING PRODUCTS INTERNATIONAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER. 30, 2000 AND 2001
                                               (UNAUDITED)




                                                         THREE MONTH    SIX MONTH      THREE MONTH    SIX MONTH
                                                           PERIOD        PERIOD          PERIOD        PERIOD
                                                            ENDED         ENDED           ENDED         ENDED
                                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                             2000         2000             2001         2001
                                                        -------------  -------------  -------------  -----------
Revenues
                                                        $          -   $          -   $          -   $        -

Operating expenses
  General and Administrative                                       -              -         10,595       68,193
                                                        -------------  -------------  -------------  -----------

        Loss from operations                                       -              -        (10,595)     (68,193)
                                                        -------------  -------------  -------------  -----------

        Other Income                                               -              -             15          252
                                                        -------------  -------------  -------------  -----------
        Loss from continued operations
        before discontinued operations                             -              -         10,580       67,941
                                                        -------------  -------------  -------------  -----------

    Discontinued operations
        Loss from operations of
        discontinued company                            $    (73,823)  $   (214,049)  $          -   $        -
                                                        =============  =============  =============  ===========

            Weighted average common shares outstanding        30,563         30,563        120,563      120,563
                                                        =============  =============  =============  ===========

  Net operating loss per common share                   $          -   $          -   $      (0.09)  $    (0.56)
                                                        =============  =============  =============  ===========
  Loss from discontinued operations
     per common share                                   $      (2.41)  $      (7.01)  $          -   $        -
                                                        =============  =============  =============  ===========

                 See accompanying notes to financial statements

                             CARING PRODUCTS INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND
                                             2001

                                          (UNAUDITED)




Increase/(decrease) in Cash                       SEPTEMBER 30, 2000    SEPTEMBER 30, 2001
                                                 --------------------  --------------------
Cash flows from operating activities
  Net loss from operations                       $                 -   $           (67,941)
  Net loss from discontinued operations                     (214,049)                    -
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                              4,854                     -
    Changes in operating assets and liabilities
      Accounts receivable                                     49,244                     -
      Inventories                                              9,335                     -
      Prepaid expenses                                        19,995                     -
      Accounts payable                                       (25,782)               10,811
      Accrued liabilities                                    (12,122)                    -
                                                 --------------------  --------------------
        Net cash used in operating activities               (168,525)              (57,130)
                                                 --------------------  --------------------

Decrease in Cash                                            (168,525)              (57,130)
                                                 --------------------  --------------------

Cash at beginning of period                                  181,763                74,873
                                                 --------------------  --------------------

Cash at end of period                            $            13,238   $            17,743
                                                 ====================  ====================

                 See accompanying notes to financial statements

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001



(1)  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related notes are presented as permitted by Form 10QSB and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended March 31, 2001. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Caring Products International, Inc. and its subsidiaries (the "Company") and notes thereto, for its fiscal year ended March 31, 2001.

(2)  LOSS PER COMMON SHARE

The Company accounts for loss per common share under Statement of Financial Accounting Standards NO 128, "Earnings Per Share" which established standards for computing and presenting earnings per share. Basic loss per share is based on the weighted average number of shares outstanding during each quarter available to common shareholders. The weighted average shares for computing the Company's basic loss per share were 120,563 for the three and six months ended September 30, 2001 and 30,563 for the three and six months ended September 30, 2000. Because of the net loss for the three and six months ended September 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of September 30, 2001 and 2000, there were 26,242 and 26,242 shares of potentially issuable common stock post reverse split.



(3)  MANAGEMENT PLANS

On March 30, 2001 the Company consummated a private placement of 90,000 shares of its common stock, to Raymond A Bills, a previously unaffiliated accredited investor. Mr. Bills paid $250,000 in consideration for the issuance. After giving effect to the transaction and the 30,0563 previously issued and outstanding shares of Common Stock, Mr. Bills is the beneficial owner of approximately 74.6% of the Company's common stock and now has the ability to exercise control over the Company's affairs.


The operations related to the marketing of various incontinence products ceased during the fiscal year ended March 31, 2001. The Company has no source of operating revenues or prospects for the initial development of an operating business. The Company continues to maintain part-time administrative support while it reviews its strategic operations. Certain reclassifications have been made to the September 30, 2000 financial statements to reflect the change in operations.

(4)  STOCKHOLDERS' EQUITY

On March 29, 2001 the Company authorized an increase in the authorized number of shares of common stock of the Company to 100,000,000. Additionally, the Company authorized a 100:1 reverse stock split. The increase in authorized shares is considered to be post reverse split. The Company filed amended articles of incorporation with the State of Delaware, which was approved on July 12, 2001, reflecting both of these actions. All references to the number of shares and per share price have been adjusted retroactively to reflect the effect of the split. On May 29, 2001, the Company adopted the 2001 Employee Stock Compensation Plan, which authorized the issuance of up to 5 million shares of common stock of the Company for stock options. As of September 30, 2001, there were no stock options issued under this plan.

(5)  GOING CONCERN

There is substantial doubt of the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to maintain positive cash flow from and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

The Company discontinued all operations related to the production, marketing and sale of various adult incontinence products in early 2001. On March 30, 2001 the Company consummated a private placement of 90,000 shares of its common stock to a previously unaffiliated accredited investor for $250,000. In connection with the transaction, Mr. Bills joined the Company's board of directors.
Concurrently, four of the five members of the Company's board of directors resigned. Mr. Ian Rice also joined the Board of Directors serving as its Chairman. The Company has minimal assets and no active business related to operations, or research and development. The Company intends to seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures into the Company. As of the date hereof, the Company has not made any arrangements nor entered into any definitive agreements to acquire or merge a business venture into the Company, employ any consultants or advisors to identify business venture opportunities or made any formal arrangements to raise additional funds to support the Company's business operations.

RESULTS OF OPERATIONS

The Company recorded no operating revenues during the six and three month periods ended September, 30, 2001. The Company discontinued all operations related to the adult incontinence market in early 2001. In the comparable six and three month periods, the Company generated revenues related to discontinued operations of $84,400 and $48,150, respectively. The reported cost of goods sold for the six and three month periods was $9,335 and $4,721, respectively.

General and administrative costs during the six and three month periods ended September 30, 2001 was $68,193 and $10,595. The reduction in administrative expenses was attributable to lower legal and administrative costs associated with public filings and maintaining the Company. The Company generated interest income of $15 during the three month period ended September 30, 2001 and $252 during the six month period ended September 30, 2001. The reduction in interest income is attributable to lower cash balances held in the Company's trust account.

As a result of the above, the Company generated a loss of $10,580 for the three month period ended September 30, 2001 and a loss of $67,941 for the six month period. The net loss per share for the three month period ended September 30, 2001 was $.09 and the net loss per share for the six month period ended
September  30,  2001  was  $.56.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2001 the Company's principal sources of liquidity included cash of $17,743. The Company sold all remaining inventory during the prior fiscal year, and has no source of working capital nor outstanding collectible receivables to generate working capital to support the Company's continued operations. The Company's future liquidity will be dependent on the Company's ability to obtain a merger candidate for the Company, or obtain new sources of debt or equity. There is no assurance that the Company will be able to generate the funds needed to offset its current or future obligations on a timely basis.

PLAN OF OPERATIONS

During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more businesses. Because of the Company's lack of financial resources, it may be necessary for the Company's directors to either advance funds to the company or to accrue expenses until such time as a successful business consolidation can be effected. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company may also issue options, warrants or shares of its common stock to consultants who perform services for the CompanyAs of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. If the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company, it is unlikely that it could make a public sale of its securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.


The Company does not intend to hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis or are willing to accept options, warrants or shares of the Company's common stock as payment.


OTHER MATTERS

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION


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


PART 111

ITEM 1.  LEGAL  PROCEEDINGS

         None

ITEM 2.  CHANGES  IN  SECURITIES.

         None

ITEM 3.  DEFAULTS  ON  SENIOR  SECURITIES

         None

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         None

ITEM 5   OTHER  INFORMATION

         None

ITEM 6   EXHIBITS

         None

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, AZ, on November 17, 2001.

                                   CARING PRODUCTS INTERNATIONAL, INC.

                                   By:  /s/  Ian Rice
                                   -----------------------------------
                                        Ian Rice, Chairman


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                    DATE
     ---------                    -----                    ----
/s/  Ian Rice                     Chairman                 November 17, 2001
---------------------
Ian Rice