Form 10QSB
period 2001-12-31
CARING PRODUCTS INTERNATIONAL INC
filed 2002-02-19
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                  FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2001

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

                       Commission file number   33-96882-LA
                                                -----------

                      CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)
                      ----------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB. /X/

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Not applicable.

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 120,563 shares of common stock, $.01 par value (the "Common Stock").

     Transitional Small Business Disclosure Format (check one):
Yes    No   X


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain exhibits                    Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933.

                       CARING PRODUCTS INTERNATIONAL, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 2001


                                                                             PAGE NUMBER
PART I:
    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2001
            and December 31, 2001(unaudited) . . . . . . . . . . . . . . .. . . . . .   4

            Condensed Consolidated Statements of Operations for the three month and nine month periods ended December 31, 2000
            and December 31, 2001 (unaudited). . . . . . . . . . . . . . .. . . . . .   5

            Condensed Consolidated Statement of Cash Flows for the
            nine month periods ended December 31, 2000
            and December 31, 2001 (unaudited). . . . . . . . . . . . . . .. . . . . .   6

            Notes to Condensed Consolidated Financial Statements . . . . .. . . . . .   7

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . . . . . . . .

PART II     OTHER INFORMATION

                       CARING PRODUCTS INTERNATIONAL, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS



        ASSETS                                                 MARCH 31,     DECEMBER 31,
                                                                 2001            2001
                                                                             (UNAUDITED)
                                                             -------------  --------------
Current Assets
    Cash                                                     $     74,873   $      10,308
                                                             -------------  --------------


               TOTAL ASSETS                                  $     74,873   $      10,308
                                                             =============  ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                                         $      2,545   $      14,000
                                                             -------------  --------------

              Total liabilities                                     2,545          14,000

Stockholders' equity
  Preferred stock, par value $0.01 per share; authorized
    1,000,000; none outstanding
  Common stock, par value $0.001 per share; authorized
      100,000,000 shares; 120,563 issued and
      outstanding                                                     121             121
  Additional paid-in capital                                   19,512,512      19,512,512
  Accumulated deficit                                         (19,440,305)    (19,516,325)
                                                             -------------  --------------

          Total stockholders' equity (deficit)                     72,328          (3,692)
                                                             -------------  --------------

        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (deficit)  $     74,873   $      10,308
                                                             =============  ==============

                See accompanying notes to financial statements.

                                    CARING PRODUCTS INTERNATIONAL, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 2001
                                                (UNAUDITED)



                                                         THREE MONTH    NINE MONTH    THREE MONTH    NINE MONTH
                                                           PERIOD         PERIOD        PERIOD         PERIOD
                                                            ENDED          ENDED         ENDED          ENDED
                                                         DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                            2000           2000          2001           2001
                                                        -------------  ------------  -------------  ------------
Revenues
                                                        $          -   $         -   $          -   $         -

Operating expenses
  General and Administrative                                       -             -          8,105        76,298
                                                        -------------  ------------  -------------  ------------

        Loss from operations                                       -             -         (8,105)      (76,298)
                                                        -------------  ------------  -------------  ------------

        Other Income                                               -             -             26           278
                                                        -------------  ------------  -------------  ------------
        Loss from continued operations
        before discontinued operations                             -             -         (8,079)      (76,020)
                                                        -------------  ------------  -------------  ------------

    Discontinued operations
        Loss from operations of
        discontinued company                                 (87,055)     (301,104)             -             -
                                                        =============  ============  =============  ============

    Net loss                                            $    (87,055)  $  (301,104)  $     (8,079)  $   (76,020)
                                                        =============  ============  =============  ============

            Weighted average common shares outstanding        30,563        30,563        120,563       120,563
                                                        =============  ============  =============  ============

  Net operating loss per common share                   $          -   $         -   $      (0.07)  $     (0.63)
                                                        =============  ============  =============  ============
  Loss from discontinued operations
     per common share                                   $      (2.85)  $     (9.85)  $          -   $         -
                                                        =============  ============  =============  ============

                See accompanying notes to financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000 AND
                                      2001

                                  (UNAUDITED)



Increase/(decrease) in Cash                       DECEMBER 31, 2000    DECEMBER 31, 2001
                                                 -------------------  -------------------
Cash flows from operating activities
  Net loss from operations                       $                -   $          (76,020)
  Net loss from discontinued operations                    (301,104)                   -
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                            20,338                    -
    Changes in operating assets and liabilities
      Accounts receivable                                    56,972                    -
      Inventories                                            15,715                    -
      Prepaid expenses                                       23,067                    -
      Accounts payable                                        3,696                3,955
      Accrued liabilities                                    12,879                    -
                                                 -------------------  -------------------
        Net cash used in operating activities              (168,437)             (72,065)
                                                 -------------------  -------------------

Decrease in Cash                                           (168,437)             (72,065)
                                                 -------------------  -------------------

Cash at beginning of period                                 181,763               74,873
                                                 -------------------  -------------------

Cash at end of period                            $           13,326   $            2,808
                                                 ===================  ===================

                See accompanying notes to financial statements.

                      CARING PRODUCTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 2001



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

(2)  LOSS  PER  COMMON  SHARE

The Company accounts for loss per common share under Statement of Financial Accounting Standards NO 128, "Earnings Per Share" which established standards for computing and presenting earnings per share. Basic loss per share is based on the weighted average number of shares outstanding during each quarter available to common shareholders. The weighted average shares for computing the Company's basic loss per share were 120,563 for the three and nine months ended December 31, 2001 and 30,563 for the three and nine months ended December 31, 2000. Because of the net loss for the three and nine months ended December 31, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of December 31, 2001 and 2000, there were 26,242 shares of potentially issuable common stock.


(3)  MANAGEMENT  PLANS

On March 30, 2001, the Company consummated a private placement of 90,000 shares of its common stock to Raymond A. Bills, a previously unaffiliated accredited investor. Mr. Bills paid $250,000 in consideration for the issuance. After giving effect to the transaction and the 30,563 previously issued and outstanding shares of common stock, Mr. Bills is the beneficial owner of approximately 74.6% of the Company's common stock and now has the ability to exercise control over the Company's affairs.

The operations related to the marketing of various incontinence products ceased during the fiscal year ended March 31, 2001. The Company has no source of operating revenues or prospects for the initial development of an operating business. The Company continues to maintain part-time administrative support while it reviews its strategic operations. Certain reclassifications have been made to the December 31, 2000 financial statements to reflect the change in operations. The Company is actively seeking to enter into a transaction which might involve the acquisition or merger with one or more businesses.

(4)  STOCKHOLDERS'  EQUITY

On March 29, 2001, the Company authorized an increase in the authorized number of shares of common stock of the Company to 100,000,000. Additionally, the
Company authorized a 100:1 reverse stock split. The increase in authorized shares is considered to be post reverse split. The Company filed amended articles of incorporation with the State of Delaware, which was approved on July 12, 2001, reflecting both of these actions. All references to the number of shares and per share price have been adjusted retroactively to reflect the effect of the split. On May 29, 2001, the Company adopted the 2001 Employee Stock Compensation Plan, which authorized the issuance of up to 5 million shares of common stock of the Company for stock options. As of December 31, 2001, there were no stock options issued under this plan.

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

OVERVIEW

The Company discontinued all operations related to the production, marketing and sale of various adult incontinence products in early 2001. On March 30, 2001 the Company consummated a private placement of 90,000 shares of its common stock to a previously unaffiliated accredited investor, Raymond A. Bills, for $250,000. In connection with the transaction, Mr. Bills joined the Company's board of directors. Concurrently, four of the five members of the Company's board of directors resigned. Mr. Ian Rice also joined the Board of Directors serving as its Chairman. The Company has minimal assets and no active business related to operations, or research and development. The Company intends to seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. As of the date hereof, the Company has not made any arrangements nor entered into any definitive agreements to acquire or merge a business venture into the Company, employ any consultants or advisors to identify business venture opportunities or made any formal arrangements to raise additional funds to support the Company's business operations.

RESULTS  OF  OPERATIONS

The Company recorded no operating revenues during the three and nine month periods ended December 31, 2001. The Company discontinued all operations related to the adult incontinence market in early 2001. For the three and nine month periods ended December 31, 2000, the Company generated a loss from discontinued operations of $87,055 and $301,104, respectively.

For the three and nine month periods ended December 31, 2001, the Company had limited administrative activity. The Company generated general and administrative expenses, largely related to the maintenance of the public entity, of $8,105 and $76,298, respectively. The Company reduced its corporate costs as a result of discontinued operations over the comparable periods. The Company generated interest income of $26 during the three month period ended December 31, 2001 and $278 during the nine month period ended December 31, 2001.

As a result of the above, the Company generated a loss of $8,079 for the three month period ended December 31, 2001 and a loss of $76,020 for the nine month period then ended. The net loss per share for the three month period ended December 31, 2001 was $.07 and the net loss per share for the nine month period ended December 31, 2001 was $.63.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2001, the Company's principal source of liquidity consisted of cash of $10,308. The Company sold all remaining inventory during the prior fiscal year, and has no source of working capital or outstanding collectible receivables to generate working capital to support the Company's continued operations. The Company's future liquidity will be dependent on the Company's ability to obtain a merger candidate for the Company, or obtain new sources of debt or equity. There is no assurance that the Company will be able to generate the funds needed to offset its current or future obligations on a timely basis.

PLAN  OF  OPERATIONS

During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more businesses. Because of the Company's lack of financial resources, it may be necessary for the Company's directors to either advance funds to the Company or to accrue expenses until such time as a successful business combination can be effected. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company may also issue options, warrants or shares of its common stock to consultants who perform services for the Company. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. If the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company, it is unlikely that it could make a public sale of its securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

          None

ITEM 3.   DEFAULTS  ON  SENIOR  SECURITIES

          None

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None

ITEM 5    OTHER  INFORMATION

          None

ITEM 6    EXHIBITS

          None

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, AZ, on February 18, 2002.

                              CARING  PRODUCTS  INTERNATIONAL,  INC.

                              By:  /s/ Ian Rice
                                   ---------------------------------
                                   Ian Rice, Chairman


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                    DATE
     ---------                    -----                    ----
/s/  Ian Rice                   Chairman             February 18, 2002
----------------------
Ian Rice