Form 10KSB
period 2002-03-31
CARING PRODUCTS INTERNATIONAL INC
filed 2002-07-12
CIK 1001111

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002
Commission File No. 0-23339

CARING PRODUCTS INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	98-0134875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 North Carson Street, Suite 5107
Carson City, Nevada 89706
(Address of principal executive offices)

Issuer’s telephone number: (775) 841-3246

Securities registered pursuant to Section 12(b) of theAct:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value Warrants to purchase common stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒;  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $ 0.00

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:  $31,026.19

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At June 30, 2002, a total of 25,120,719 shares of registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes;  ☐  No  ☒

CARING PRODUCTS INTERNATIONAL, INC.

PART I

Item 1.     Description of Business

General

Caring Products International, Inc. and its subsidiaries designed a line of proprietary urinary incontinence products with disposable liners which were sold under the Rejoice brand name in the U.S., Canada and Europe. Due to a lack of funding necessary to support full retail distribution in chain stores and hospitals, we announced in January 1999 that we would evaluate all of our strategic options, including a sale, merger or seeking new investment from financial investors. In 1999, we closed our marketing offices and began to liquidate our remaining inventory. We discontinued all operations related to the production, marketing and sale of our various incontinence products during the fiscal year ended March 31, 2001.

On March 30, 2001, we consummated a private placement of 90,000 shares of our common stock to Raymond Bills, a previously unaffiliated accredited investor. Mr. Bills paid $250,000 in consideration for the issuance. After giving effect to the transaction and the 30,563 previously issued and outstanding shares of common stock, Mr. Bills was the beneficial owner of approximately 75% of our issued and outstanding common stock. In connection with the transaction, Mr. Bills joined our board of directors. Concurrently, four of the five members of the board resigned. Ian Rice also joined the board of directors, serving as its chairman.

Subsequent Event

On May 17, 2002, we completed a share exchange with USDR Global Aerospace, Ltd., a Delaware corporation (“USDRGA”), and the USDRGA stockholders. At the closing, we issued an aggregate of 20,000,000 unregistered, restricted shares of our common stock to the USDRGA stockholders in exchange for all of the issued and outstanding shares of capital stock of USDRGA, consisting of an aggregate of 5,000,000 unregistered, restricted shares of common stock. The four:one exchange ratio was determined by taking into account the fair market value of USDRGA, which included an evaluation of the assets and liabilities and management expertise of USDRGA. Our shares were exchanged for shares held by USDRGA stockholders John Robinson and Gerald Wiener, who exchanged their shares of USDRGA common stock for 12,000,000 and 8,000,000 shares of our common stock, respectively. As a result, Robinson and Wiener own approximately 48% and 32% of our issued and outstanding shares of common stock, respectively. At the closing, USDRGA became our wholly owned subsidiary.

Effective on the closing date, our two officers and directors, Raymond Bills and Ian Rice, resigned as officers and appointed:

•	John Robinson, the chairman and chief executive officer of USDRGA, as our chairman and chief executive officer;

•	Gerald Wiener, the president and chief operating officer of USDRGA, as our president;

•	Gaddy Wells, the secretary of USDRGA, as our secretary; and

•	Julie Seaman, the treasurer and chief financial officer of USDRGA, as our treasurer.

In addition, subject to and effective upon compliance with Rule 14f-1 under the Securities Exchange Act of 1934, Rice and Bills resigned as our directors and appointed Robinson, Wiener, Wells and Seaman as our new board of directors. However, effective June 14, 2002, Mr. Wells resigned his positions as an officer and future director of Caring Products, as well as his positions as an officer and director of USDRGA, as a result of issues regarding potential conflicts of interest.

USDRGA owns certain intellectual property rights relating to a proprietary cockpit security door for airplane flight decks, known as the Guardian™ Anti-Ballistic Panel Cockpit Security Door, and has developed this door to comply with the recently adopted regulations promulgated by the Federal Aviation Administration. These regulations require all commercial aircraft operating within the U.S. to install a reinforced cockpit door by April 9, 2003. USDRGA intends to market and sell the Guardian™ Door to the aerospace and defense industries. There are currently approximately 6,500 U.S. registered aircraft required to meet these regulations by the 2003 deadline.

The Guardian™ Door is a lightweight anti-ballistic panel designed specifically for aerospace applications. Subject to its receipt of the necessary supplemental type certificate, or STC, from the FAA, USDRGA anticipates manufacturing and selling the Guardian™ Door to the aerospace and defense industries. STC certification is required for all modifications to aircraft from original designs, and constitutes the FAA’s approval of both the modification and the effect such modification has on the original design. USDRGA anticipates becoming one of the first companies to develop a reinforced cockpit door with FAA certification meeting the new requirements, and expects certification in July 2002. USDRGA’s patent on the Guardian™ Door is currently pending.

Corporate History

We were originally incorporated in the Province of British Columbia in 1984 as First West Canada Capital Corporation, or FWCC. On December 20, 1993, FWCC became a Wyoming corporation. On December 23, 1993, FWCC merged into its wholly owned subsidiary, FWCC Merger Corp., which was incorporated in the state of Delaware.

On November 4, 1992, Caring Products International, Inc. was incorporated under the laws of the state of Delaware. On December 30, 1993, Caring Products merged with and into FWCC Merger Corp., and FWCC Merger Corp. became the surviving corporation. The name of the surviving entity was changed to Caring Products International, Inc.

Current Operations

All operations related to the production, marketing and sale of various incontinence products were discontinued during the fiscal year ended March 31, 2001. There were no operations during the fiscal year ended March 31, 2002.

Research and Development

No research and development costs were incurred during fiscal 2002.

Employees

We had no salaried employees during fiscal 2002. Certain administrative functions were performed by outsourced administrative and accounting service providers.

Item 2.     Description of Property

Ian Rice provided us with office space of 350 sq. ft. without charge.

Item 3.     Legal Proceedings

There is no current outstanding litigation in which we are involved and we are unaware of any pending actions or claims against us.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 29, 2001, we received shareholder consent approving our 2001 Employee Stock Option Plan and an amendment to our certificate of incorporation effectuating (a) a 1:100 reverse stock split and (b) increasing the number of shares of common stock we are authorized to issue to 100,000,000. Shareholders owning or having the right to vote 9,000,000 shares (prior to the 1:100 reverse stock split), which constituted a majority of the outstanding shares, consented to these matters. Delaware General Corporation Law sections 228(a) and (c) provide that any action that may be taken at a special meeting of the shareholders, such as approval of the plan, may be taken by written consent of shareholders holding a majority of a company’s shares. Section 228(e) provides that notice of such action be sent to shareholders who have not consented to such action. In accordance with these requirements, notice of these actions was provided to shareholders on June 25, 2001. All references to the number of shares and per share data in this report give effect to this stock split.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock has traded on the NASD OTC Bulletin Board under the symbol CPRD since July 12, 2001. From June 21, 1999 to July 12, 2001, our common stock traded on the OTC Bulletin Board under the symbol BDRY. From December 15, 1997 through June 20, 1999, our common stock traded on the Nasdaq SmallCap Market under the symbol BDRY. Previously, our common stock traded on the OTC Bulletin Board under the symbol CGPD from November 21, 1997 through December 14, 1997, under the symbol CGPDD from October 21, 1997 through November 20, 1997 and under the symbol CGPD from August 14, 1997 through October 20, 1997. We voluntarily delisted our common shares from the Vancouver Stock Exchange in January 1998 and from the British Columbia Stock Exchange on June 17, 2002.

The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ending March 31, 2001
First Quarter	$.5625	$.2500
Second Quarter	.8125	.0700
Third Quarter	.1875	.0312
Fourth Quarter	.1400	.0650

	High	Low
Fiscal Year Ending March 31, 2002
First Quarter	$.0400	$.0400
Second Quarter	.5000	.5000
Third Quarter	.3500	.3500
Fourth Quarter	1.0100	1.0500

Holders

There were approximately 106 shareholders of record of common stock as of March 31, 2002.

Dividends

We have never declared or paid cash dividends on our common stock, and our present policy is not to pay cash dividends on our common stock. Any payment of cash dividends in the future will be wholly dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors. It is not likely that cash dividends will be paid in the foreseeable future.

Sale of Unregistered Shares

During the last three years we sold securities that were not registered under the Securities Act of 1933. The transactions not reported in our previously filed quarterly reports are as follows: None.

Item 6.     Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with the remainder of this Annual Report on Form 10-KSB including, but not limited to, the financial statements and notes included herein.

Overview

We discontinued all operations related to the production, marketing and sale of our adult incontinence products during the fiscal year ended March 31, 2001. We had no source of operating revenues or prospects for the initial development of an operating business during fiscal year 2002. We had minimal assets and no active business related to operations or research and development. We continued to maintain part-time administrative support while reviewing our strategic options.

Subsequent Event

On May 17, 2002, we completed a share exchange with USDR Global Aerospace, Ltd., a privately held company. We issued 20,000,000 shares of our restricted, unregistered common stock to acquire USDRGA, which resulted in a change of control of Caring Products. At the closing, USDRGA became our wholly owned subsidiary. Our existing officers and directors resigned and the officers and directors of USDRGA were appointed to be our new officers and directors. As soon as practical, Caring Products will change its name to US Global Aerospace, Inc. and will commence trading on the OTC Bulletin Board under a new symbol.

USDRGA owns certain intellectual property rights and patents pending relating to a proprietary cockpit security door. The Guardian™ Anti-Ballistic Panel Cockpit Security Door was developed with the intent to comply with the requirement promulgated by the Federal Aviation Administration following the September 11th terrorist attacks that all commercial aircraft operating within the U.S. must install a reinforced cockpit door by April 9, 2003. There are currently approximately 6,500 U.S. registered aircraft that will need to install a reinforced cockpit door by the 2003 deadline in order to meet the FAA regulation.

The Guardian™ Door is made of a lightweight anti-ballistic panel designed specifically for aerospace applications. Subject to its receipt of the necessary supplemental type certificate, or STC, from the FAA, USDRGA intends to market and sell the Guardian™ Door to the aerospace and defense industries. An STC certification is issued when an applicant has received FAA approval to modify an aircraft from its original design. USDRGA anticipates that its Guardian™ Door will be one of the first reinforced cockpit doors to receive an STC from the FAA in July 2002.

Results of Operations

We recorded no operating revenues during the fiscal year ended March 31, 2002 due to the discontinuation of all operations related to our adult incontinence products at the close of fiscal year 2001. We generated a loss from discontinued operations of $79,403 during fiscal year 2002.

We incurred general and administrative expenses of $79,403 during the fiscal year ended March 31, 2002. General and administrative expenses were largely related to the administrative costs associated with maintaining a public company.

We generated other income of $3,114 during the fiscal year ended March 31, 2002, of which $284 was interest income and $2,830 was money received from a closed escrow account.

As a result of the above, we incurred a loss of $76,289 during the fiscal year ended March 31, 2002. The net loss per share for fiscal year 2002 was $.63.

Liquidity and Capital Resources

As of March 31, 2002, our principal source of liquidity consisted of cash of $1,546. We sold all remaining inventory during the prior fiscal year and had no source of working capital or outstanding collectible receivables to generate working capital or to support new operations.

We will need additional capital to continue the operations of USDRGA and will endeavor to raise funds through the sale of equity shares and/or debt securities and revenues from operations. Currently, we plan to raise $5,000,000 through the sale of our common stock; however, we cannot assure you that we will be able to raise such funds. Further, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on our financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of

SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity’s 2002 fiscal year and will be applied to all goodwill and other intangible assets recognized in our financial statements. The initial application of SFAS 142 is not expected to have an impact on our financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 is not expected to have an impact on our financial statements.

Forward-looking Statements

This Form 10-KSB and other reports and statements filed by us with the Securities and Exchange Commission include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the “safe harbor” provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of these safe harbor provisions with respect to all of the forward-looking statements we make. These forward-looking statements reflect our current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including specifically the absence of significant revenues, financial resources, a history of losses, competition, the uncertainty of patent and proprietary rights, trading risks of low-priced stocks and those other risks and uncertainties discussed in this report that could cause our actual results to differ materially from our historical results or those we hope to achieve. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Item 7.     Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Caring Products International, Inc.

We have audited the accompanying balance sheets of Caring Products International, Inc. (a Delaware Corporation) as of March 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Caring Products International, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $76,289 and had no operating revenues during the year ended March 31, 2002. These factors, among others, as discussed in note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    GRANT THORNTON LLP

Seattle, Washington
July 3, 2002

CARING PRODUCTS INTERNATIONAL, INC.

BALANCE SHEETS
March 31,

	2002	2001
ASSETS
CURRENT ASSETS
Cash	$1,546	$74,873
Accounts receivable	2,830	—

Total current assets	4,376	74,873

EQUIPMENT, net	—	—

Total assets	$4,376	$74,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,337	2,545

Total current liabilities	8,337	2,545

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 1,000,000 shares, $0.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $0.01 par value, 120,719 issued and outstanding	1,207	1,207
Additional paid-in capital	19,511,426	19,511,426
Accumulated deficit	(19,516,594)	(19,440,305)

Total stockholders’ equity (deficit)	(3,961)	72,328

	$4,376	$74,873

The accompanying notes are an integral part of these financial statements.

CARING PRODUCTS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS
Years ended March 31,

	2002	2001
Operating expenses
General and administrative	$79,403	$—

Operating loss	(79,403)	—
Other income
Other income	3,114	—

	3,114	—

Loss before discontinued operations	76,289	—
Discontinued operations
Loss from operations of discontinued company	—	(344,511)

NET LOSS	$(76,289)	$(344,511)

Net loss per share, primary and fully diluted	$(0.63)	$(11.13)

The accompanying notes are an integral part of these financial statements.

CARING PRODUCTS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended March 31, 2002 and 2001

	Common stock		Additional Contributed Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at April 1, 2000	30,719	$307	$19,262,326	$(19,095,794)	$166,839
Sale of common stock	90,000	900	249,100	—	250,000
Net loss for the year	—	—	—	(344,511)	(344,511)

Balance at March 31, 2001	120,719	1,207	19,511,426	(19,440,305)	72,328
Net loss for the year	—	—	—	(76,289)	(76,289)

Balance at March 31, 2002	120,719	$1,207	$19,511,426	$(19,516,594)	$(3,961)

The accompanying notes are an integral part of this financial statement.

CARING PRODUCTS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS
Years ended March 31,

	2002	2001
Increase (Decrease) in Cash
Cash flows from operating activities:
Net loss	$(76,289)	$(344,511)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	20,338
Changes in assets and liabilities
Accounts receivable	(2,830)	57,498
Inventories	—	15,715
Prepaid expenses	—	24,091
Accounts payable	5,792	(105,400)
Accrued liabilities	—	(24,621)

Net cash used in operating activities	(73,327)	(356,890)

Cash flows from financing activities:
Sale of common stock	—	250,000

Net cash provided by financing activities	—	250,000

Net decrease in cash	(73,327)	(106,890)
Cash at beginning of year	74,873	181,763

Cash at end of year	$1,546	$74,873

The accompanying notes are an integral part of these financial statements.

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Caring Products International, Inc. (the Company) designed a line of proprietary urinary incontinence products with disposable liners that were sold under the Rejoice brand name in the U.S., Canada, and to a lesser extent, Europe. Due to a lack of funding necessary to support full retail distribution in chain stores and hospitals, the Company announced in January 1999 that it would evaluate all of its strategic options, including sale of the Company, merging the Company’s assets with another company, or seeking new investment in the Company from financial investors. The Company closed its marketing offices in 1999 and began to liquidate its remaining inventory. The Company discontinued its adult incontinence business operations in 2000.

As discussed in note G, the Company merged with USDR Global Aerospace, Ltd. (USDRGA) on May 17, 2002. USDRGA owns certain intellectual property rights relating to a proprietary cockpit security door for airplane flight decks, known as the GuardianTM Anti-Ballistic Panel Cockpit Security Door (GuardianTM Door) (patent pending), and has developed this door to comply with the recently adopted regulations promulgated by the Federal Aviation Administration (FAA). Subject to its receipt of the necessary supplemental type certificate, or STC, from the FAA, USDRGA intends to market and sell the GuardianTM Door to the aerospace and defense industries. STC certification is required for all modifications to aircraft from orignal designs, and consititutes the FAA’s approval of both the modification and the effect such modication has on the orginal design.

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.    Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from two to five years.

2.    Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Loss per Share

Loss per share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares was 120,719 and 30,966 at March 31, 2002 and 2001, respectively. Diluted loss per share for all periods presented equaled basic loss per share due to

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

antidilutive effects of the potentially dilutive securities. As of March 31, 2002, the Company had potentially dilutive warrants and options of 19,488 and 5,750, respectively, outstanding.

4.    Stock Split

On March 29, 2001, the Company authorized an increase in the authorized number of shares of common stock of the Company to 100,000,000. Additionally, the Company authorized a 1 for 100 reverse stock split. The increase in authorized shares is post reverse split. The Company filed amended articles of incorporation with the State of Delaware, which was approved on July 12, 2001, reflecting both of these actions. All references to the number of shares and per share amounts have been adjusted retroactively to reflect the effect of the split.

5.    Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, and accounts payable. The fair value of these instruments approximates their carrying amounts.

6.    Reclassifications

Certain reclassifications have been made to the 2001 financial statements and footnotes to conform to the 2002 financial statement presentation.

7.    Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the Company’s 2003 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company’s financial statements. The initial application of SFAS 142 is not expected to have an impact the Company’s financial statements.

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 is not expected to have an impact the Company’s financial statements.

NOTE B—GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $76,289 in 2002 and $344,511 in 2001 and had cash of $1,546 as of March 31, 2002. There is substantial doubt of the Company’s ability to continue as a going concern. The Company currently does not have any sources of operating revenues. The Company’s ability to continue as a going concern is contingent upon its ability to raise the necessary funds to market and sell the Guardian™ Doors as described in note A. The Company intends to raise funds through equity financing to support its ongoing operations. The Company plans to raise $5 million through the sale of its common stock; however, there can be no assurance that the Company will have the ability to raise such funds.

NOTE C—EQUIPMENT

Equipment consists of the following at March 31:

	2002	2001
Computer equipment	$—	$23,225
Office equipment	—	5,330
Capital lease office equipment	—	40,076

	—	68,631
Less accumulated depreciation	—	68,631

	$—	$—

During the year ended March 31, 2002, the Company disposed of its remaining equipment.

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE D—STOCKHOLDERS’ EQUITY (DEFICIT)

1.    Sale of Common Stock

On March 30, 2001, the Company entered into a subscription agreement whereby the Company sold 90,000 shares of its common stock for $250,000 to an individual.

2.    Warrants

At March 31, 2002 and 2001, the Company had warrants outstanding to purchase common shares as follows:

Warrants issued to non-executive employee to purchase one share at $0.05 until January 31, 2004.	188
Warrants issued to two non-executive employees to purchase one share at $0.019 until January 31, 2004.	1,300
Warrants issued to non-employee to purchase one share at $0.019 until May 4, 2003.	500
Warrants issued in conjunction with completion of public offering at a price of $0.075, subsequently reduced exercise price to $0.06 pursuant to underwriter’s agreement, until December 15, 2003.	17,500

19,488

NOTE E—STOCK OPTION PLANS

As of March 31, 2002 and 2001, the Company had the following incentive stock option plans that are described below:

1993 INCENTIVE PROGRAM:    Under the 1993 Incentive Program, as amended and restated, 872 shares of common stock plus 10% of any increase in the number of shares of common stock issued and outstanding from the date of the program agreement to the date the program was formally adopted by the Company’s Board of Directors are available for grant to eligible employees and consultants of the Company. The aggregate fair market value of stock that becomes exercisable by an individual grantee pursuant to the plan is limited to $100,000 in any calendar year. In November 1996, the Company’s Board of Directors resolved that no additional stock options would be granted under the 1993 Incentive Program.

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1996 INCENTIVE PROGRAM:    Under the 1996 Incentive Program, 6,250 shares of common stock less any shares outstanding under the 1993 Incentive Program, plus any shares forfeited under the 1996 and 1993 Incentive Programs, shares purchased by the Company on the open market and shares surrendered to the Company in payment of the exercise price of stock options issued under the 1996 and 1993 Incentive Programs are available for grant to eligible employees and consultants of the Company. No award may be granted which will result in the awards outstanding under the plan to be more than 25% of the total number of shares the Company has outstanding.

Stock options under the 1993 and 1996 Incentive Programs vest immediately for individuals on the Board of Directors of the Company, after two years of service for all employees and after two years of affiliation with the Company for consultants. Although the program allows stock options to be issued for a maximum term of ten years, all stock options outstanding have a maximum term of five years for the date of grant. Stock options are granted at an exercise price equal to the closing bid price on the date of the Board of Directors’ approval.

2001 EMPLOYEE STOCK COMPENSATION PLAN:    On May 29, 2001, the Company adopted the 2001 Employee Stock Compensation Plan, which authorized the issuance of up to 5 million shares of common stock of the Company for stock options. As of March 31, 2002, there were no stock options issued under this plan.

The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for its stock options awards. The fair value of option grants is estimated using the Black-Scholes option-pricing model. No options were issued in 2002 and 2001 and all options granted prior to fiscal year 2001 were fully vested as of March 31, 2002 and 2001; therefore, no compensation expense would have been recognized under SFAS No. 123.

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option plan’s activity is as follows:

	Shares	Weighted average exercise price
Outstanding at March 31, 2000	6,755	$0.024
2001 Grants	—	—
2001 Forfeitures	—	—

Outstanding at March 31, 2001	6,755	$0.024
2002 Grants	—	—
2002 Forfeitures	(1,005)	$0.019

Outstanding at March 31, 2002	5,750	$0.025

The following is a summary of stock options outstanding at March 31, 2002:

	Options Outstanding
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
$0.019	200	1.268 years	200
$0.019	4,425	1.09 years	4,425
$0.05	1,125	0.41 years	1,125

NOTE F—INCOME TAXES

The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The Company had net deferred tax assets, primarily consisting of net operating loss carryforwards, of approximately $4,901,900 and $4,876,000 as of March 31, 2002 and 2001, respectively. Total U.S. Federal net operating loss carryforwards of approximately $14,420,000 at March 31, 2002 will expire in years 2009 to 2021, but are further limited as discussed below.

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has not recorded an income tax benefit in the years ended March 31, 2002 and 2001 due to the recording of a valuation allowance as an offset to the net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of the deferred tax assets. Due to significant limitations under Section 382 of the Internal Revenue Code due to the change in control of the Company (note G), most of the operating losses are not available due to changes in ownership in 2001, and subsequent changes in ownership will result in further limitations.

The income tax provision reconciled to the tax computed at the statutory federal rate was approximately as follows at March 31:

	2002	2001
Tax benefit at statutory rate	$25,900	$117,100
Permanent differences	—	(200)
Loss from discontinued Canadian operations	—	1,408,100
Increase in valuation allowance	(25,900)	(1,525,000)

	$—	$—

CARING PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE G—SUBSEQUENT EVENTS

On May 17, 2002, Caring Products International, Inc. (CPI) consummated a share exchange agreement with USDR Global Aerospace, Ltd., (USDRGA) and the shareholders of USDRGA. USDRGA had 5,000,000 common shares issued and outstanding at the merger date. The agreement called for the exchanging of 4 shares of CPI’s common stock for each share of USDRGA’s common stock. Accordingly, CPI issued 20,000,000 shares of its common stock in the exchange. The issuance of shares resulted in a change in control of CPI and USDRGA is the accounting acquirer. After taking into effect the share exchange and issuance of shares to consultants as described below, the former shareholders of CPI own approximately .5% of the issued and outstanding common stock of the Company. In conjunction with the merger, CPI’s officers and directors resigned and new officers and directors of USDRGA were elected. As soon as practical, CPI will change its name to US Global Aerospace, Inc. The new Chairman and CEO of the Company is the 100% owner of USDR Aerospace, Ltd. (Aerospace). Aerospace has assigned to USDRGA all of Aerospace’s rights and interests in certain intellectual property that is essential to the development of the Guardian™ Door. USDR, Ltd. will receive a royalty of 3.5% of all related sales until $15,000,000 has been paid, and thereafter a royalty of 1% until patent expiration.

In addition, Aerospace has provided and is expected to continue providing employees and product development services to USDRGA, for which USDRGA currently owes Aerospace approximately $1.5 million as of June 15, 2002. This relationship between USDRGA and Aerospace is expected to continue for the foreseeable future, provided that Aerospace continues to provide services to USDRGA at a price comparable to or less than that charged by unrelated third parties for the same or similar services.

On May 15, 2002, (effective at the closing date of May 17, 2002) the Company entered into various consulting agreements for services in exchange for 5,000,000 shares of the Company’s common stock, which were issued under the 2001 Employee Stock Compensation Plan. These services are primarily related to identifying prospective strategic partners and strategic alliances and other assistance in developing USDRGA’s business.

As these shares are fully vested, the Company will incur the share’s fair value as a non cash consulting expense of approximately $17,500,000 over the term of the agreements.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

As of March 31, 2002, our officers and directors were:

Name	Age	Title

Susan A. Schreter	40	President and Director
Raymond A. Bills	57	Director
Ian W. Rice	62	Chairman and Director

Effective April 29, 2002, Ms. Schreter resigned her positions. Effective May 17, 2002, Messrs. Bills and Rice resigned as officers of Caring Products and tendered their contingent resignations as directors to take effect upon the effectiveness of our Information Statement filed with the SEC in compliance with Rule 14f-1 under the Securities Exchange Act of 1934. They were replaced by the individuals named in the Subsequent Event section in Item 1 above. (Biographies of these individuals may be found in our Information Statement on Form 14F1/A filed with the SEC on June 20, 2002.)

The size of our board of directors is currently fixed at eight members. Members of the board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the board. There are no family relationships among any of our officers and directors.

SUSAN A. SCHRETER was our president and served as a director since inception. From July 1985 to December 1992, she was founder and President of Beta International, Inc., New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition, due diligence, cash flow planning, strategic business planning and capital investment.

RAYMOND A. BILLS served as a director since March 2001. Mr. Bills was employed by Dictaphone Corporation from 1969 until his retirement in 1996. He held various sales and sales management positions, serving as major account manager/hospital specialist in the Phoenix District from 1983 until 1996.

IAN W. RICE served as our chairman and as a director since March 2001. Mr. Rice has been president and chief executive officer and a director of Ikon Ventures, Inc. since March 2001, and was Ikon’s chairman and chief executive officer from June 1997 until March 2001. Mr. Rice has been a director of Jaguar Investments, Inc., an inactive company, since December 2000, and the president and chief executive officer of that company since January 2001. From June 1999 to December 1999, Mr. Rice was president and a director, and from September 1999 to December 2000, chairman, of Wall Street Strategies Corporation, a provider of financial services. From January 1994 until October 1996, Mr. Rice was chairman and a director of Asia Media Communications, Ltd., then a holding company based in Switzerland. From November 1985 until the present, Mr. Rice has been employed as a consultant to Sigma Limited S.A., a private investment firm based in Switzerland.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2002, we believe the following individuals have failed to file required forms 3, 4 and 5:

•	Raymond Bills, director officer and beneficial holder of more than 10% of the outstanding shares of our common stock; and

•	Ian Rice, director and officer.

Item 10.     Executive Compensation

The following table presents, for each of the last three fiscal years ending March 31, 2002, 2001 and 2000, the annual compensation earned by our president. No other executive officer received salary and bonuses of $100,000 or more during these periods.

SUMMARY COMPENSATION TABLE

	Annual Compensation
	Year	Salary ($)
Susan A. Schreter, President	2002	—
	2001	66,000
	2000	175,000	(1)

(1)	Includes one time payment of $75,000 to end three-year employment contract.

OPTION/SAR GRANTS IN THE FISCAL YEAR ENDED MARCH 31,

There were no option grants in the fiscal year ended March 31, 2002.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL-END OPTION VALUES

Set forth below is information with respect to exercises of stock options by the named executive officers during the fiscal year ended March 31, 2002, and the fiscal year-end value of all unexercised stock options held by such persons.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options Held at Fiscal Year-End#		Value of Unexercised, In-the-Money Options at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Susan A. Schreter	0	$0	3,275	0	$0	$0

Stock Option Plans

1993 Incentive Program: Under the 1993 incentive program, as amended and restated, 872 shares of common stock plus 10% of any increase in the number of shares of common stock issued and outstanding from the date of the 1993 program until the date the 1993 program was formally adopted by the board of directors are available for grant to eligible employees and consultants. The aggregate fair market value of stock that becomes exercisable by an individual grantee pursuant to the 1993 program is limited to $100,000 in any calendar year. In November 1996, the board of directors resolved that no additional stock options would be granted under the 1993 program.

1996 Incentive Program: Under the 1996 incentive program, 6,250 shares of common stock less any shares outstanding under the 1993 program, plus any shares forfeited under the 1996 and 1993 programs, shares purchase by us on the open market and shares surrendered to us in payment of the exercise price of stock options issued under the 1996 and 1993 programs are available for grant to eligible employees and consultants. No award may be granted which will result in the awards outstanding under the 1996 program to be more than 25% of the total number of shares outstanding.

Stock options under the 1996 and 1993 programs vest immediately for individuals on the board of directors, after two years of service for all employees and after two years of affiliation with us for consultants. Although the programs allow stock options to be issued for a maximum term of ten years, all stock options outstanding have a maximum term of five years from the date of grant. Stock options are granted at an exercise price equal to the closing bid price on the date of the board’s approval.

2001 Employee Stock Compensation Plan: Our 2001 plan was adopted by the board of directors and approved by our stockholders in May 2001. The maximum number of shares that may be awarded under the 2001 plan is 5,000,000. No award may be issued that would bring the total of all outstanding awards under the 2001 plan to more than 20% of the total number of shares of our common stock at the time outstanding. Awards may be granted to (a) executive officers and directors, including advisory and other special directors, (b) full-time and part-time employees, (c) natural persons engaged by us as a consultant, advisor or agent, and (d) a lawyer or law firm, accountant or accounting firm, or other professional or professional firm engaged by us. The 2001 plan will terminate on the tenth anniversary of its effective date, unless terminated earlier by the board or unless extended by the board, after which time no incentive award grants may be authorized under the 2001 plan.

The board may appoint a compensation committee of the board to administer the 2001 plan. In the absence of such appointment, the board will be responsible for the administration of the 2001 plan. The committee will have sole power to award common shares under the 2001 plan. The determination of those eligible to receive an award of plan shares rests in the sole discretion of the committee, subject to the provisions of the 2001 plan. Awards of shares under the 2001 plan may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past services or performance or may be sold to an employee. Shares awarded other than for services rendered may not be sold at less than the fair value of the common stock on the date of grant. As of March 31, 2002, there were no stock options issued under the 2001 plan.

Compensation of Directors

There is no standard or individual compensation package for any of the directors.

Employment Contracts

There are no employment contracts with the executive officers listed in the Summary Compensation Table.

Item 11.     Security Ownership of Certain Beneficial Owners and Management; Equity Compensation Plan Information

The following table sets forth information as of March 31, 2002 with respect to the beneficial ownership of our common stock by:

•	each person that is known by us to own beneficially more than five percent (5%) of our outstanding shares of common stock;

•	each of our directors;

•	each named executive officer; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options, warrants or convertible securities exerciseable or convertible within 60 days of March 31, 2002, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

Name and Address Of Beneficial Owner	Number of Shares	Percent Owned
Susan A. Schreter	4,920(1)	4%
c/ o PO Box 9288
Seattle, WA 98109

Raymond A. Bills	90,000	75%
c/o 7025 E. 1st Ave.
Scottsdale, AZ 85251

Ian Rice	*	*
c/ o 7025 E. 1st Ave.
Scottsdale, AZ 85251

All officers and directors as a group	94,920	79%

*	Less than one percent.
(1)	Includes 3,275 shares issuable upon exercise of currently outstanding stock options.

The following table sets forth information as of March 31, 2002 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

•	all compensation plans previously approved by security holders; and

•	all compensation plans not previously approved by security holders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	25,238	$0.049	5,000,000

Equity compensation plans not approved by security holders	0	—	—

Total	25,238	$0.049	5,000,000

Item 12.     Certain Relationships and Related Transactions

None during the fiscal years ended March 31, 2001 and 2002

The following related party transactions occurred subsequent to March 31, 2002:

John Robinson is the 100% owner of USDR Ltd., a Nevada limited liability company, which, through one or more of its subsidiaries, controls USDR Aerospace, Ltd., a Texas limited partnership (“Aerospace”). Aerospace and USDRGA are parties to an intellectual property assignment and royalty agreement dated as of May 14, 2002, pursuant to which Aerospace assigned to USDRGA all of Aerospace’s rights and interests in certain intellectual property that is essential to the development of our product, the Guardian™ Door, in exchange for future royalties equal to 3.5% of all of our sales related to the Guardian™ Door until Aerospace has received $15,000,000, and thereafter a royalty of 1% of all of our sales related to the Guardian™ Door until the expiration of any patent rights relating to the transferred intellectual property. Patent applications are currently pending on the transferred intellectual property.

In addition, Aerospace has provided and is expected to continue providing employees and product development services to USDRGA for which USDRGA currently owes Aerospace approximately $1.5 million. This relationship between USDRGA and Aerospace is expected to continue for the foreseeable future, provided that Aerospace continues to provide services to USDRGA at a price comparable to or less than that charged by unrelated third parties for the same or similar services.

Item 13.     Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1	Agreement and Plan of Share Exchange by and among Caring Products, USDRGA and the Shareholders of USDRGA. (1)

3.1	Certificate of Incorporation, as amended.(2)

3.2	Bylaws.(3)

4.1	Form of Common Stock Certificate.(3)

21.1	List of Subsidiaries.

(1)	Incorporated by reference to the similarly described exhibit included with the registrant’s current report for May 17, 2002 filed with the SEC on May 29, 2002.
(2)	Incorporated by reference to the similarly described exhibit included with the registrant’s amendment no. 1 to its registration statement on Form SB-2 filed with the SEC on March 20, 1996.
(3)	Incorporated by reference to the similarly described exhibit included with the registrant’s registration statement on Form SB-2 filed with the SEC on September 12, 1995.

(b)  Reports on 8-K

The following Current Reports on Form 8-K were filed in the last fiscal quarter:

None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CARING PRODUCTS INTERNATIONAL, INC.

By:	/s/ JOHN ROBINSON
John Robinson, Chairman & Chief Executive Officer

Date: July 12, 2002

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOHN ROBINSON	Chairman, Chief Executive Officer and Director	July 12, 2002

/s/ JULIE SEAMAN	Treasurer, Chief Financial Officer and Director	July 12, 2002