Form 10QSB
period 2002-06-30
CARING PRODUCTS INTERNATIONAL INC
filed 2002-08-19
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2002

                                       OR

/  /   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
       EXCHANGE  ACT  OF  1934

              For the transition period from ________ to _________

                       Commission file number   000-23339

                       CARING PRODUCTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                       98-0134875
(State  or  other  jurisdiction  of          (IRS  Employer  Identification No.)
 incorporation  or  organization)


               2533 North Carson Street, Carson City, Nevada 89706
                           (principal mailing address)

                                 (775) 841-3246
                (Issuer's telephone number, including area code)

    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such filing requirements for the past 90 days.     Yes ___   No   X
                                                                             ---
Issuers  involved  in  bankruptcy  proceedings  during  the  past  five  years:

     Not  applicable.

Applicable  only  to  corporate  issuers:

As of August 17, 2002 the Company had 22,565,881 shares of its $0.001 par value common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  ___  No   X
              ---

PART  I:   FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                       Caring Products International, Inc.
                          (A development stage company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                          ASSETS
                                                                    June 30,     March 31,
                                                                      2002        2002
                                                                  ------------  ---------
  CURRENT ASSETS
    Cash                                                          $    15,035   $  5,000
                                                                  ------------  ---------

               Total current assets                                    15,035      5,000
                                                                  ------------  ---------

                                                                  $    15,035   $  5,000
                                                                  ============  =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                              $   198,995   $      -
    Related party payable                                              39,083          -
    Stockholder Loan payable                                                      880,000          -
                                                                  ------------  ---------

      Total current liabilities                                     1,118,078          -

  COMMITMENTS AND CONTINGENCIES                                             -          -

  STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock authorized, 100,000,000 shares $.001 par value        21,934     20,121
    Additional paid-in capital                                      6,327,262    (15,121)
    Deferred compensation and services                             (5,961,387)         -
    Accumulated development stage deficit                          (1,490,852)         -
                                                                  ------------  ---------

      Total stockholders' equity (deficit)                         (1,103,043)     5,000
                                                                  ------------  ---------

                                                                  $    15,035   $  5,000
                                                                  ============  =========

The  accompanying  notes  are  an  integral  part of these financial statements.

                       Caring Products International, Inc.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Cumulative
                                                            results of operations
                                                            from March 20, 2002
                                              Three months  (date of inception)
                                             ended June 30,   through June 30,
                                                  2002             2002
                                              ------------   -----------------

OPERATING EXPENSES
   Research and development                    $   520,883       $   520,883
   General and administrative
       Non-cash compensation and services          382,363           382,363
       Other                                       586,851           586,851
                                              ------------   ------------------

       Total operating expenses                  1,490,097         1,490,097
                                              ------------   ------------------

       Operating loss                           (1,490,097)       (1,490,097)

OTHER INCOME (EXPENSE)
   Other expense, net                                 (755)             (755)
                                               ------------   ------------------

       NET LOSS                                $(1,490,852)      $(1,490,852)
                                               ============   ==================

       Net loss per share, basic and diluted   $     (0.07)      $     (0.07)
                                               ============   ==================


The  accompanying  notes  are  an  integral  part of these financial statements.

                       Caring Products International, Inc.
                          (A development stage company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              From inception (March 20, 2002) through June 30, 2002
                                   (Unaudited)

                                                                                                          Accumulated
                                                                            Additional     Deferred       Development
                                                         Common Stock         Paid-in     Compensation      Stage
                                                       Shares      Amount     Capital     and Services     Deficit
                                                     -----------  --------  -----------  --------------  ------------
Balance at inception (March 20, 2002)                         -   $     -   $        -   $           -   $         -

Issuance of common stock on March 20, 2002 to
Founders for cash                                     5,000,000     5,000            -               -             -

Exchange of common stock of USDR Global
Aerospace, Ltd. for CPI common stock                 (5,000,000)   (5,000)           -               -             -

Issuance of CPI common stock in conjunction with
Share exchange with USDR Global Aerospace, Ltd.      20,120,719    20,121      (15,121)              -             -
                                                     -----------  --------  -----------  --------------  ------------

Balance at March 31, 2002                            20,120,719    20,121      (15,121)              -             -

Issuance of common stock on May 16, 2002 in
Conjunction with consulting agreements                1,812,500     1,813    6,341,937      (6,343,750)            -

Net assets acquired in share exchange in
May 17, 2002                                                  -         -          446               -             -

Amortization of deferred compensation and services            -         -            -         382,363             -

Net loss for the period                                       -         -            -               -    (1,490,852)
                                                     -----------  --------  -----------  --------------  ------------
Balance at June 30, 2002                             21,933,219   $21,934   $6,327,262   $  (5,961,387)  $(1,490,852)
                                                     ===========  ========  ===========  ==============  ============

                                                          Total
                                                      Stockholders'
                                                     Equity (Deficit)
                                                     -----------------
Balance at inception (March 20, 2002)                $              -

Issuance of common stock on March 20, 2002 to
founders for cash                                               5,000

Exchange of common stock of USDR Global
Aerospace, Ltd. for CPI common stock                           (5,000)

Issuance of CPI common stock in conjunction
With share exchange with USDR
Global Aerospace, Ltd.                                          5,000
                                                     -----------------

Balance at March 31, 2002                                       5,000

Issuance of common stock on May 16, 2002 in
Conjunction with consulting agreements                              -

Net assets acquired in share exchange
Agreement on May 17, 2002                                         446

Amortization of deferred compensation and services            382,363

Net loss for the period                                    (1,490,852)
                                                     -----------------

Balance at June 30, 2002                             $     (1,103,043)
                                                     =================

The  accompanying  notes  are  an  integral  part  of  this financial statement.

                       Caring Products International, Inc.
                          (A development stage company)
                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                                           Cumulative
                                                                                       results of operations
                                                                                        from March 20, 2002
                                                                          Three months  (date of inception)
                                                                          ended June 30, through June 30,
                                                                               2002          2002
                                                                           ------------  ------------
Increase (Decrease) in Cash
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(1,490,852)  $(1,490,852)
   Adjustments to reconcile net loss to net
        cash used in operating activities
     Common stock issued for services                                          382,363       382,363
     Changes in assets and liabilities
       Accounts payable                                                        196,495       196,495
       Related party payable                                                    39,083        39,083
                                                                           ------------  ------------

         Net cash used in operating activities                                (872,911)     (872,911)
                                                                           ------------  ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in conjunction with share exchange agreement                    2,946         2,946
                                                                           ------------  ------------

         Net cash provided by investing activities                               2,946         2,946
                                                                           ------------  ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loan payable                                                  880,000       880,000
   Proceeds from issuance of common stock                                            -         5,000
                                                                           ------------  ------------

         Net cash provided by financing activities                             880,000       885,000
                                                                           ------------  ------------

 Net increase in cash                                                           10,035        15,035

 Cash at beginning of period                                                     5,000             -
                                                                           ------------  ------------

 Cash at end of period                                                     $    15,035   $    15,035
                                                                           ============  ============


 NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accounts payable acquired in conjunction with share exchange
   agreement                                                               $     2,500   $     2,500
                                                                           ============  ============


     The  accompanying notes are an integral part of these financial statements.

                       Caring Products International, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1.     FINANCIAL  STATEMENTS

The unaudited financial statements of Caring Products International, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2002 and the Form 8-K filed on May 30, 2002.

NOTE  2.     SHARE  EXCHANGE  AGREEMENT

On May 17, 2002, Caring Products International (CPI) consummated a share exchange agreement with USDR Global Aerospace, Ltd., (USDRGA) and the shareholders of USDRGA. USDRGA had 5,000,000 common shares issued and outstanding at the merger date. The agreement called for the exchanging of 4 shares of CPI's common stock for each share of USDRGA's common stock. Accordingly, CPI issued 20,000,000 shares of its common stock in the exchange. The issuance of shares resulted in a change in control of CPI and USDRGA is the accounting acquirer. In conjunction with the merger, CPI's officers and directors resigned and new officers and directors of USDRGA were elected. As soon as practical, CPI will change its name to US Global Aerospace, Inc.

NOTE  3.     BASIS  OF  PRESENTATION

The share exchange transaction resulted in the owners and management of USDRGA having effective operating control of the combined entity. Under accounting principles generally accepted in the United States of America, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by USDRGA for the net monetary assets of CPI accompanied by a recapitalization, and is accounted for as a change in capital structure.
Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" CPI, are those of the "legal acquiree" (USDRGA), (i.e. the accounting acquirer).

Accordingly, the financial statements of CPI as of and for the period ended June 30, 2002, are the historical financial statements of USDRGA. USDRGA was incorporated in the state of Delaware on March 20, 2002. All references to common stock have been retroactively restated to reflect the share exchange and recapitalization of the Company. In conjunction with the share exchange and recapitalization, the Company recorded net assets of CPI totaling $446, which included cash of $2,946 and payables of $2,500.


NOTE  4.     INTELLECTUAL  PROPERTY  ASSIGNMENT  AND  ROYALTY  AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. (Aerospace) entered into an agreement with the Company to assign certain of its Intellectual Property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the Intellectual Property have expired.

The intellectual property rights relate to a proprietary cockpit security door for airplane flight decks, known as the Guardian(TM) Anti-Ballistic Panel Cockpit Security Door, which was developed to comply with the recently adopted regulations promulgated by the Federal Aviation Administration. These regulations require all commercial aircraft operating within the U.S. to install a reinforced cockpit door by April 9, 2003.


NOTE  5.     GOING  CONCERN

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into the development of the Guardian(TM) Door and a broad range of applications based upon its proprietary nano-denier G-Lam(TM) ultra light weight anti-ballistic material. Accordingly, no operating revenues have been generated. Upon the completion of the development of such products, the Company intends to market and sell to the aerospace and defense industries. The Company intends to raise funds through equity financing to support its ongoing operations. The Company plans to raise $10 million through the sale of its common stock; however, there can be no assurances that the Company will have the ability to raise such funds. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding for completion and marketing of the Guardian Door and other products using the anti-ballistic material and the success of its future operations.

NOTE  6.     RELATED  PARTY  PAYABLE

The new Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company described in note 4. Aerospace has provided and is expected to continue providing employees and product development services to the Company. For the three months ended June 30, 2002, Aerospace has provided such services totaling approximately $899,000, for which the Company currently owes Aerospace $39,083 as of June 30, 2002. This relationship between the Company and Aerospace is expected to continue for the foreseeable future, provided that Aerospace continues to provide services to the Company at a price comparable to or less than that charged by unrelated third parties for the same or similar services.

NOTE  7.     STOCKHOLDER LOAN  PAYABLE

At June 30, 2002, the Company has received loan advances from an existing shareholder totaling $880,000. As of June 30, 2002, the Company has not entered into a formal loan agreement with the shareholder. The loan is due on demand until such time a formal agreement has been consummated.

NOTE  8.     CONSULTING  AGREEMENTS

On May 15, 2002, the Company entered into various consulting agreements for services in exchange for 5,000,000 shares of the Company's common stock, which were issued under the 2001 Employee Stock Compensation Plan. However, in August 2002, the Company and certain of the consultants mutually agreed to terminate their respective consulting agreements and 3,187,500 shares that had been issued were returned to the Company and cancelled. Accordingly, the 3,187,500 cancelled shares are not considered issued or outstanding at June 30, 2002.

The remaining 1,812,500 shares issued under the consulting agreements were recorded at their fair value totaling $6,343,750 as deferred compensation and services. The deferred compensation and services is being recognized over the period of the consulting agreement of two years. For the three months ended June 30, 2002, the Company recognized $382,363 of non-cash expense relating to these agreements.


NOTE  9.     NET  LOSS  PER  SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic loss per share were 20,997,093 and 20,902,582 for the three months ended June 30, 2002 and from inception (March 20, 2002) through June 30, 2002, respectively. At June 30, 2002, there were 25,238 shares of potentially issueable common stock. Because of the net loss for the three months ended June 30, 2002 and since inception (March 20, 2002) through June 30, 2002, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE  10.     SUBSEQUENT  EVENTS

On July 23, 2002, the Company issued 70,162 shares of common stock with a fair value of approximately $140,000 to an attorney in exchange for future services and to settle outstanding payables.

On August 15, 2002, the Company issued 562,500 restricted common shares to a consultant in conjunction with the consulting agreements described in note 8. The shares vest over a two-year period for which the Company will incur non-cash expense of approximately $568,000 for the fair value of these shares.


NOTE  11.     RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the Company's 2003 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company's financial statements. The adoption of SFAS 142 did not have an impact on the Company's financial statements.


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Overview
--------

     We discontinued all operations related to the production, marketing and sale of our adult incontinence products during the fiscal year ended March 31, 2001. We had no source of operating revenues during fiscal year 2002.

     On May 17, 2002, we completed a share exchange with USDR Global Aerospace, Ltd., ("USDRGA") and the USDRGA stockholders. At the closing, we issued an aggregate of 20,000,000 unregistered, restricted shares of our common stock to the USDRGA stockholders in exchange for all of the issued and outstanding shares of capital stock of USDRGA, based on a four:one exchange ratio. The exchange ratio was determined by taking into account the fair market value of USDRGA, which included an evaluation of the assets and liabilities and management expertise of USDRGA. Our shares were exchanged for shares held by USDRGA stockholders John Robinson and Gerald Wiener, who exchanged their shares of USDRGA common stock for 12,000,000 and 8,000,000 shares of our common stock, respectively. As a result, at June 30, 2002, Mr. Robinson and Mr. Wiener owned approximately 55% and 37% of our issued and outstanding shares of common stock, respectively. The issuance of shares resulted in a change of control of Caring Products and USDRGA became our wholly owned subsidiary. As soon as practical, we will change our name to US Global Aerospace, Inc. and will commence trading on the OTC Bulletin Board under a new symbol.

     In connection with the share exchange, our existing officers and directors resigned as officers and directors and appointed:

- John Robinson, the chairman and chief executive officer of USDRGA, as our chairman, chief executive officer and a director;

- Gerald Wiener, the president and chief operating officer of USDRGA, as our president and a director;

-    Gaddy  Wells, the secretary of USDRGA, as our secretary and a director; and

- Julie Seaman, the treasurer and chief financial officer of USDRGA, as our treasurer and a director.

However, on June 14, 2002, Mr. Wells resigned as an officer and director of Caring Products and USDGRA and on July 29, 2002, Mr. Wiener resigned as an officer and director of Caring Products and USDRGA.

     USDRGA owns certain intellectual property rights and patents pending relating to a proprietary cockpit security door. The Guardian (TM) Anti-Ballistic Panel Cockpit Security Door was developed with the intent to comply with the requirement promulgated by the Federal Aviation Administration following the September 11th terrorist attacks that all commercial aircraft operating within the U.S. must install a reinforced cockpit door by April 9, 2003. There are currently approximately 6,500 U.S. registered aircraft that will need to install a reinforced cockpit door by the 2003 deadline in order to meet the FAA regulation.

     The Guardian(TM) Door is made of a lightweight anti-ballistic panel designed specifically for aerospace applications. Subject to its receipt of the necessary supplemental type certificate, or STC, from the FAA, USDRGA intends to market and sell the Guardian(TM) Door to the aerospace and defense industries. An STC certification is issued when an applicant has received FAA approval to modify an aircraft from its original design. USDRGA anticipates that its Guardian(TM) Door will be one of the first reinforced cockpit doors to receive an STC from the FAA during the first week of September 2002.

     USDRGA is also devoting its efforts to the development of a wide range of applications based upon its proprietary nano-denier G-Lam(TM) ultra light weight anti-ballistic material. Upon completion of the development of products using its anti-ballistic materials, USDRGA intends to market and sell such products to the aerospace and defense industries.

Results  of  Operations
-----------------------

     Under accounting principles generally accepted in the United States of America, the financial statements of Caring Products as of and for the period ended June 30, 2002, are the historical financial statements of USDRGA. USDRGA was incorporated in the state of Delaware on March 20, 2002.

     We recorded no operating revenues during the period ended June 30, 2002, as a development stage company.

     We incurred research and development expenses of $520,883 for the period ended June 30, 2002, primarily in connection with the research and development of our Guardian(TM) Door and of other applications and products based upon our proprietary anti-ballistic material. We expect to continue to incur significant research and development costs in the future in connection with the continued development of these applications and products.

     We incurred general and administrative expenses of $586,851 during the period ended June 30, 2002. General and administrative expenses were largely related to the administrative costs associated with maintaining a public company.

     We incurred $382,363 of non-cash expense for deferred compensation and services related to the issuance of common stock pursuant to consulting agreements. We will continue to recognize such non-cash expense over the next two years.

     We  incurred  other  expense of $755 during the period ended June 30, 2002.

     As a result of the above, we incurred a net loss of $1,490,852 during the period ended June 30, 2002. The net loss per share for this period was $0.07.

Recently  Issued  Accounting  Standards
---------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the Company's 2003 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company's financial statements. The adoption of SFAS 142 did not have an impact on the Company's financial statements.

Liquidity  and  Capital  Resources
----------------------------------

     As of June 30, 2002, our principal source of liquidity consisted of cash of $15,035. We will need significant additional capital to continue the operations of USDRGA and will endeavor to raise funds through the sale of equity shares and/or debt securities and revenues from operations. Currently, we plan to raise $10,000,000 through the sale of our common stock; however, we cannot assure you that we will be able to raise such funds. Further, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

Forward-Looking  Statements
---------------------------

     This Form 10-QSB and other reports and statements filed by us with the Securities and Exchange Commission include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of these safe harbor provisions with respect to all of the forward-looking statements we make. These forward-looking statements reflect our current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including specifically the absence of significant revenues, financial resources, a history of losses, competition, the uncertainty of patent and proprietary rights, trading risks of low-priced stocks and those other risks and uncertainties discussed in this report that could cause our actual results to differ materially from our historical results or those we hope to achieve. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART  III

ITEM  1.   LEGAL  PROCEEDINGS

           There is no current outstanding litigation in which we are involved and we are unaware of any pending actions or claims against us.

ITEM  2.   CHANGES  IN  SECURITIES.

           None.

ITEM  3.   DEFAULTS  ON  SENIOR  SECURITIES

           None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

           None.

ITEM  5.   OTHER  INFORMATION

Consulting  Agreements
----------------------

          On May 15, 2002, we entered into various consulting agreements for services in exchange for 5,000,000 shares of our common stock, which were issued under the 2001 Employee Stock Compensation Plan. In August 2002, Caring Products and certain of the consultants mutually agreed to terminate their respective consulting agreements and 3,187,500 shares that had been issued were returned to the Company and cancelled. The remaining 1,812,500 shares issued under the consulting agreements were recorded as deferred compensation and expense.

Related  Party  Transactions
----------------------------

     John Robinson is the 100% owner of USDR Ltd., a Nevada limited liability company, which, through one or more of its subsidiaries, controls USDR Aerospace, Ltd., a Texas limited partnership ("Aerospace"). On May 14, 2002, Aerospace and USDRGA entered into an intellectual property assignment and royalty agreement pursuant to which Aerospace assigned to USDRGA certain of Aerospace's rights and interests in certain intellectual property that is essential to the development of our product, the Guardian(TM) Door, in exchange for future royalties equal to 3.5% of all of our sales related to the Guardian(TM) Door until Aerospace has received $15,000,000, and thereafter a royalty of 1% of all of our sales related to the Guardian(TM) Door until the expiration of any patent rights relating to the transferred intellectual property. Patent applications are currently pending on the transferred intellectual property.

     Aerospace has provided and is expected to continue providing employees and product development services to us. This relationship between USDRGA and Aerospace is expected to continue for the foreseeable future, provided that Aerospace continues to provide services to USDRGA at a price comparable to or less than that charged by unrelated third parties for the same or similar services.

     At June 30, 2002, we received loan advances from an existing shareholder totaling $880,000 . The loan is due on demand until such time as a formal agreement has been consummated.

 ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits
--------

2.1 Agreement and Plan of Share Exchange by and among Caring Products, USDRGA and the Shareholders of USDRGA. (1)

99.1 Certifications  pursuant  to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
(1) Incorporated by reference to the similarly described exhibit included with the registrant's current report for May 17, 2002 filed with the SEC on May 30, 2002.

Reports  on  Form  8-K
----------------------

     On May 30, 2002, we filed a Form 8-K to disclose a change in control of the Caring Products pursuant to the share exchange with USDRGA and the USDRGA stockholders and the resignation of our existing officers and directors and appointment of the USDRGA officers and directors as our new officers and directors.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CARING  PRODUCTS  INTERNATIONAL,  INC.

Date:  August  19,  2002          By:   /s/  John  Robinson
                                 ------------------------------------------
                                 John  Robinson
                                 Chairman  &  Chief  Executive  Officer

Date:  August  19,  2002         By:   /s/  Julie  Seaman
                                 -----------------------------------------
                                 Julie  Seaman
                                 Treasurer & Acting Chief Financial Officer