Form 10QSB
period 2002-09-30
US GLOBAL AEROSPACE  INC
filed 2002-11-19
CIK 1001111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2002

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                       Commission file number   000-23339

                            US GLOBAL AEROSPACE, INC.
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

                       Caring Products International, Inc.
    (Former name, former address and former fiscal year, if changed since last report)

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

     Not applicable.

Applicable only to corporate issuers:

As of September 15, 2002 the Company had 23,198,127 shares of its $0.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ___  No   X
             ---



PART I:   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            US Global Aerospace, Inc.
                          (A development stage company)
                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS


Cash                                                    $     8,030
                                                                 ------------
               Total current assets                                    8,030
                                                                 ------------

                                                                 $     8,030
                                                                 ============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                                             $   222,097
    Related party payable                                            666,438
    Loan payable                                                     360,000
    Stockholder loan payable                                         920,000
                                                                 ------------

      Total current liabilities                                    2,168,535

  COMMITMENTS AND CONTINGENCIES                                            -

  STOCKHOLDERS' DEFICIT
    Common stock authorized, 100,000,000 shares $.001 par value       23,016
    Additional paid-in capital                                     7,064,415
    Deferred compensation and services                            (5,368,177)
    Accumulated development stage deficit                         (3,879,759)
                                                                 ------------

      Total stockholders' deficit                                 (2,160,505)
                                                                 ------------

                                                                 $     8,030
                                                                 ============

The accompanying notes are an integral part of this financial statement.

                            US Global Aerospace, Inc.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                       Cumulative
                                                                                  results of operations
                                                                                  from March 20, 2002
                                         Three months          Six months          (date of inception)
                                     ended September 30,   ended September 30,    through September 30,
                                              2002                 2002                   2002
                                          ------------          ------------           ------------
OPERATING EXPENSES
   Research and development               $   460,368           $   981,251            $    981,251
   General and administrative
         Non-cash compensation and services   995,750             1,378,113               1,378,113
Other                                924,746             1,511,597               1,519,649
                                          ------------          ------------            ------------

  Total operating expenses                  2,380,864             3,870,961               3,879,013
                                          ------------          ------------            ------------

  Operating loss                           (2,380,864)           (3,870,961)             (3,879,013)

OTHER INCOME (EXPENSE)
   Other income (expense), net                      9                  (746)                   (746)
                                          ------------          ------------            ------------

  NET LOSS                                $(2,380,855)          $(3,871,707)            $(3,879,759)
                                          ============          ============            ============

  Net loss per share, basic and diluted   $     (0.11)          $     (0.18)            $     (0.18)
                                          ============          ============            ============


The accompanying notes are an integral part of these financial statements.

                            US Global Aerospace, Inc.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
           From inception (March 20, 2002) through September 30, 2002
                                   (Unaudited)

                                                                                                  Accumulated
                                                                     Additional    Deferred       Development      Total
                                                  Common Stock         Paid-in    Compensation       Stage    Stockholders'
                                                Shares      Amount     Capital    and Services      Deficit      Deficit
                                            ------------- ---------- ----------- -------------- ------------- ---------------

Balance at inception (March 20, 2002)                  -   $     -       $    -   $       -      $         -   $          -

Issuance of common stock on March 20, 2002
 to founders for cash                          5,000,000     5,000            -           -                -          5,000


Exchange of common stock of USDR Global
Aerospace, Ltd. for CPI common stock          (5,000,000)   (5,000)           -           -                -          5,000

Issuance of CPI common stock in conjunction
with share exchange with
USDR Global Aerospace, Ltd.                   20,120,719    20,121        (15,121)        -                -          5,000


Net loss for the period                                -         -            -           -            (8,052)       (8,052)
                                            ------------- ----------  ----------- -------------- ------------- ---------------

Balance at March 31, 2002                      20,120,719    20,121      (15,121)          -           (8,052)       (3,052)


Issuance of common stock on May 16, 2002 in
conjunction with consulting agreements          1,812,500     1,813    6,341,937    (6,343,750)             -             -

Net assets acquired in share exchange
agreement on May 17, 2002                               -         -          446           -                -           446

Issuance of common stock on July 23, 2002 in
consideration for legal services                   70,162        70      140,254           -                -       140,324

Issuance of common stock on August 22, 2002 in
consideration for legal and consulting services    70,546        71       75,413           -                -        75,484

Issuance of common stock on September 17, 2002
in consideration for legal services               116,404       116       55,758           -                -        55,874

Issuance of common stock on September 24, 2002
in consideration for consulting services          562,500       563      308,812      (309,375)             -             -

Issuance of common stock on September 25, 2002
in consideration for legal services               211,963       212      126,966            -               -       127,178

Issuance of common stock on September 30, 2002
in consideration for professional services         50,000        50       29,950            -               -        30,000

Amortization of deferred compensation
and services                                            -         -            -      1,284,948             -     1,284,948

Net loss for the period                                 -         -            -            -       (3,871,707)  (3,871,707)
                                            -------------- ---------- ----------- -------------- -------------- --------------
Balance at September 30, 2002                  23,014,794   $23,016   $7,064,415  $  (5,368,177)   $(3,879,759) $(2,160,505)
                                            ============== ========== =========== ============== ============== ==============


The accompanying notes are an integral part of this financial statement.

                            US Global Aerospace, Inc.
                          (A development stage company)
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                             Cumulative
                                                                                         results of operations
                                                                                          from March 20, 2002
                                                                           Six months     (date of inception)
                                                                      ended September 30, through September 30,
                                                                               2002             2002
                                                                           ------------      ------------
Increase (Decrease) in Cash
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(3,871,707)     $(3,879,759)
   Adjustments to reconcile net loss to net
        cash used in operating activities
     Common stock issued for services                                        1,378,113        1,378,113
     Changes in assets and liabilities
       Accounts payable                                                        547,240          555,292
       Related party payable                                                   666,438          666,438
                                                                           ------------     ------------

         Net cash used in operating activities                              (1,279,916)      (1,279,916)
                                                                           ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in conjunction with share exchange agreement                    2,946           2,946
                                                                           ------------     ------------

         Net cash provided by investing activities                               2,946           2,946
                                                                           ------------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loan payable                                                1,280,000       1,280,000
   Proceeds from issuance of common stock                                            -           5,000
                                                                           ------------     ------------

         Net cash provided by financing activities                           1,280,000       1,285,000
                                                                           ------------     ------------

 Net increase in cash                                                            3,030           8,030

 Cash at beginning of period                                                     5,000               -
                                                                           ------------     ------------

 Cash at end of period                                                     $     8,030     $     8,030
                                                                           ============     ============


 NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accounts payable acquired in conjunction with share exchange agreement  $     2,500     $     2,500
                                                                           ============    =============
   Common stock issued in exchange for accounts payable                    $   335,695     $   335,695
                                                                           ============    =============


     The accompanying notes are an integral part of these financial statements.

                            US Global Aerospace, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.     FINANCIAL STATEMENTS

The unaudited financial statements of US Global Aerospace, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2002 and the Form 8-K filed on May 30, 2002.

Effective September 26, 2002, the Company changed it's name from Caring Products International, Inc. to US Global Aerospace, Inc.


NOTE 2.     SHARE EXCHANGE AGREEMENT

On May 17, 2002, US Global Aerospace, Inc. (US Global) consummated a share exchange agreement with USDR Global Aerospace, Ltd., (USDRGA) and the shareholders of USDRGA. USDRGA had 5,000,000 common shares issued and outstanding at the merger date. The agreement called for the exchanging of 4 shares of US Global's common stock for each share of USDRGA's common stock. Accordingly, US Global issued 20,000,000 shares of its common stock in the exchange. The issuance of shares resulted in a change in control of US Global and USDRGA is the accounting acquirer. In conjunction with the merger, US Global's officers and directors resigned and new officers and directors of USDRGA were elected.

NOTE 3.     BASIS OF PRESENTATION

The share exchange transaction resulted in the owners and management of USDRGA having effective operating control of the combined entity. Under accounting principles generally accepted in the United States of America, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by USDRGA for the net monetary assets of US Global Aerospace, Inc. (US Global fka Caring Products International) accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" US Global, are those of the "legal acquiree" (USDRGA), (i.e. the accounting acquirer).

Accordingly, the financial statements of US Global as of and for the period ended September 30, 2002, are the historical financial statements of USDRGA. USDRGA was incorporated in the state of Delaware on March 20, 2002. All references to common stock have been retroactively restated to reflect the share exchange and recapitalization of the Company. In conjunction with the share exchange and recapitalization, the Company recorded net assets of US Global totaling $446, which included cash of $2,946 and payables of $2,500.


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

The intellectual property rights relate to a proprietary cockpit security door for airplane flight decks, known as the Guardian (TM) Anti-Ballistic Panel Cockpit Security Door, which was developed to comply with the recently adopted regulations promulgated by the Federal Aviation Administration. These regulations require all commercial aircraft operating within the U.S. to install a reinforced cockpit door by April 9, 2003.


NOTE 5.     GOING CONCERN

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into the development of the Guardian (TM) Door and a broad range of applications based upon its proprietary nano-denier G-Lam (TM) ultra light weight anti-ballistic material. Accordingly, no operating revenues have been generated. Upon the completion of the development of such products, the Company intends to market and sell to the aerospace and defense industries. In September 2002, the Company obtained a loan from a bank for amounts up to $1 million. In addition, the Company has received $1,280,000 in loans since inception from third parties and an existing shareholder. The Company intends to finance operations through operating revenues to support its ongoing operations. If the Company is not able to finance its operations through operating revenues in the near term, it plans to raise $10 million through the sale of its common stock; however, there can be no assurances that the Company will have the ability to raise such funds. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding for completion and marketing of the Guardian (TM) Door and other products using the anti-ballistic material and the success of its future operations.


NOTE 6.     RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in note 4. Aerospace has provided and is expected to continue providing employees and product development services to the Company. For the six months ended September 30, 2002, Aerospace has provided such services totaling approximately $1,927,000 for which the Company currently owes Aerospace $666,438 as of September 30, 2002. This relationship between the Company and Aerospace is expected to continue for the foreseeable future, provided that Aerospace continues to provide services to the Company at a price comparable to or less than that charged by unrelated third parties for the same or similar services.

NOTE 7.     STOCKHOLDER LOAN PAYABLE AND OTHER LOAN PAYABLE

At September 30, 2002, the Company has received loan advances from an existing shareholder totaling $920,000. As of September 30, 2002, the Company has not entered into a formal loan agreement with the shareholder. The loan is due on demand until such time a formal agreement has been consummated.

In addition, the shareholder arranged a loan transaction pursuant to which the Company received $360,000 from one or more investors. As of September 30, 2002, the Company has not entered into a formal loan agreement with any party related to this loan. The Company believes it has certain mitigating claims to offset the $360,000 loan amount. The Company is currently negotiating terms of repayment of the $360,000 loan, which was outstanding as of September 30, 2002.

On September 30, 2002, the Company secured a line of credit with a bank for $1,000,000. The line of credit bears interest at 13% and matures on March 30, 2003. The line of credit is secured by the assets of the Company and is guaranteed by an officer of the Company. The Company did not borrow on the line of credit as of September 30, 2002.

NOTE 8.     CONSULTING AGREEMENTS

On May 15, 2002, the Company entered into various consulting agreements for services in exchange for 5,000,000 shares of the Company's common stock, which were issued under the 2001 Employee Stock Compensation Plan. However, in August 2002, the Company and certain of the consultants mutually agreed to terminate their respective consulting agreements and 3,187,500 that had been issued were returned to the Company and cancelled. Accordingly, the 3,187,500 cancelled shares are not considered issued or outstanding at September 30, 2002.

The remaining 1,812,500 shares issued under the consulting agreements were recorded at their fair value totaling $6,343,750 as deferred compensation and services. The deferred compensation and services is being recognized over the period of the consulting agreement of two years.

In August 2002, the Company entered into an additional consulting agreement for services in exchange for 562,500 shares of restricted common stock. The shares were recorded at their fair value totaling $309,375 and are being recognized over the vesting period.

For the six months ended September 30, 2002, the Company recognized $1,284,948 of non-cash expense relating to these agreements.


NOTE 9.     NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic loss per share were 22,080,399, 21,541,706 and 21,461,135 for the three months and six months ended September 30, 2002 and from inception (March 20, 2002) through September 30, 2002, respectively. At September 30, 2002, there were 25,238 shares of potentially issueable common stock. Because of the net loss for the six months ended September 30, 2002 and since inception (March 20, 2002) through September 30, 2002, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 10.     SUBSEQUENT EVENT

On October 29, 2002, USDRGA entered into an exclusive license agreement with Moose River Consulting, Inc. to acquire its Nanosil (TM) treatment technology. Nanosil (TM) is a proprietary super hydrophobic surface modification process that produces surfaces that are designed to repel water completely.


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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 did not have an impact on the Company's financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The initial application of SFAS 145 is not expected to have an impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 is not expected to have an impact on the Company's financial statements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     We discontinued all operations related to the production, marketing and sale of our adult incontinence products during the fiscal year ended March 31, 2001. We had no source of operating revenues during fiscal year 2002.

On May 17, 2002, we completed a share exchange with USDR Global Aerospace, Ltd., ("USDRGA") and the USDRGA stockholders. At the closing, we issued an aggregate of 20,000,000 unregistered, restricted shares of our common stock to the USDRGA stockholders in exchange for all of the issued and outstanding shares of capital stock of USDRGA, based on a four:one exchange ratio. The exchange ratio was determined by taking into account the fair market value of USDRGA, which included an evaluation of the assets and liabilities and management expertise of USDRGA. The issuance of shares resulted in a change of control of our company and USDRGA became our wholly owned subsidiary. Effective September 26, 2002, we changed our name from Caring Products International, Inc. to US Global Aerospace, Inc., and effective October 4, 2002, our stock ticker symbol for our common stock changed from CPRD.OB to USGA.OB and the symbol for our publicly traded warrants changed from CPRDW.OB to USGAW.OB.

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

However, effective June 14, 2002, each of Mr. Wiener and Mr. Wells resigned their respective positions as an officer and director of US Global, as well as their positions as officers and directors of USDGRA.

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

     The Guardian (TM) Door is made of a lightweight anti-ballistic panel designed specifically for aerospace applications. Subject to its receipt of the necessary supplemental type certificate, or STC, from the FAA, USDRGA intends to market and sell the Guardian (TM) Door to the aerospace and defense industries. An STC certification is issued when an applicant has received FAA approval to modify an aircraft from its original design. USDRGA anticipates that its Guardian (TM) Door will be one of the first reinforced cockpit doors to receive an STC from the FAA during December 2002.

     We are also exploring other opportunities to market the Guardian (TM) Door. On July 25, 2002, DHL Airways selected the Guardian (TM) Door for installation in DHL's DC8 cargo aircraft, and on September 11, 2002, USDRGA entered into an agreement with El-Al Israel Airlines to install the Guardian (TM) Door on El-Al's 747-200B aircraft.

     USDRGA is also devoting its efforts to the development of a wide range of applications based upon its proprietary nano-denier G-Lam (TM) ultra light weight anti-ballistic material. Upon completion of the development of products using its anti-ballistic materials, USDRGA intends to market and sell such products to the aerospace and defense industries.

SUBSEQUENT EVENT

     On October 29, 2002, USDRGA entered into an exclusive license agreement with Moose River Consulting, Inc. to acquire its Nanosil (TM) treatment technology. Nanosil is a proprietary super hydrophobic surface modification process that produces surfaces that are designed to repel water completely. Super hydrophobic surfaces have numerous commercial and military applications including natural anti-icing and/or anti-fogging properties that make it desirable for airborne and ground borne vehicle applications. In addition to the above applications, US Global intends to develop a super radome to join the superior durability and strength of its G-Lam (TM) derived nano-fiber technology with the super-hydrophobic surface modification properties derived from the Nanosil (TM) technology.

RESULTS OF OPERATIONS

     Under accounting principles generally accepted in the United States, the financial statements of US Global as and for the period ended September 30, 2002, are the historical financial statements of USDRGA. USDRGA was incorporated in the state of Delaware on March 20, 2002.

     We recorded no operating revenues during the period ended September 30, 2002, as a development stage company.

     We incurred research and development expenses of $460,368 and $981,251 for the three months and six months ended September 30, 2002, respectively, primarily in connection with the research and development of our Guardian (TM) Door and of other applications and products based upon our proprietary anti-ballistic material. We expect to continue to incur significant research and development costs in the future in connection with the continued development of these applications and products.

     We incurred general and administrative expenses, excluding non-cash compensation and services, of $924,746 and $1,511,597 for the three months and six months ended September 30, 2002, respectively. General and administrative expenses were largely related to the administrative costs associated with maintaining a public company.

     We incurred $995,750 and $1,378,113 of non-cash general and administrative expense for deferred compensation and services related to the issuance of common stock pursuant to consulting agreements and for common stock issued in exchange for legal services for the three months and six months ended September 30, 2002, respectively. We will continue to recognize such non-cash expense over the two-year period of the agreements.

     As a result of the above, we incurred a net loss of $2,380,855 and $3,871,707 for the three months and six months ended September 30, 2002, respectively. The net loss per share was $0.11 and $0.18 for the three and six months ended September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, our principal source of liquidity consisted of cash of $8,030. On September 30, 2002, we secured a line of credit with a bank for $1,000,000 which bears interest at 13% and matures on March 30, 2003. The line of credit is secured by our assets and is guaranteed by an officer of US Global. We did not borrow against the line of credit as of September 30, 2002.

     We will need significant additional capital to continue the operations of USDRGA. If we are unable to finance our operations through operating revenues in the near term, we plan to raise $10,000,000 through the sale of our common stock; however, we cannot assure you that we will be able to raise such funds. Further, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of US Global's 2003 fiscal year and will be applied to all goodwill and other intangible assets recognized in US Global's financial statements. The adoption of SFAS 142 did not have an impact on US Global's financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 did not have an impact on US Global's financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The initial application of SFAS 145 is not expected to have an impact on US Global's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 is not expected to have an impact on US Global's financial statements.


FORWARD-LOOKING STATEMENTS

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


PART II

ITEM 1.   LEGAL PROCEEDINGS

          There is no current outstanding litigation in which we are involved and we are unaware of any pending actions or claims against us except that one investor who loaned $50,000 out of the $360,000 loan, as indicated in Note 7 to the Financial Statements, for the benefit of US Global has indicated that it may pursue a claim against US Global for repayment rather than settle the matter amicably. US Global believes it has certain mitigating claims to offset the loan amount and is still attempting to resolve the matter amicably.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          Consulting Agreements

          On May 15, 2002, we entered into various consulting agreements for services in exchange for 5,000,000 shares of our common stock, which were issued under the 2001 Employee Stock Compensation Plan. In August 2002, US Global and certain of the consultants mutually agreed to terminate their respective consulting agreements and the 3,187,500 shares that had been issued were returned to us and were cancelled. The remaining 1,812,500 shares issued under the consulting agreements were recorded as deferred compensation and expense.

      Related Party Transactions

     John Robinson is the 100% owner of USDR Ltd., a Nevada limited liability company, which, through one or more of its subsidiaries, controls USDR Aerospace, Ltd., a Texas limited partnership ("Aerospace"). On May 14, 2002, Aerospace and USDRGA entered into an intellectual property assignment and royalty agreement pursuant to which Aerospace assigned to USDRGA all of Aerospace's rights and interests in certain intellectual property that is essential to the development of our product, the Guardian(TM) Door, in exchange for future royalties equal to 3.5% of all of our sales related to the Guardian
(TM) Door until Aerospace has received $15,000,000, and thereafter a royalty of 1% of all of our sales related to the Guardian (TM) Door until the expiration of any patent rights relating to the transferred intellectual property. Patent applications are currently pending on the transferred intellectual property.

     Aerospace has provided and is expected to continue providing employees and product development services to us. This relationship between USDRGA and Aerospace is expected to continue for the foreseeable future, provided that Aerospace continues to provide services to USDRGA at a price comparable to or less than that charged by unrelated third parties for the same or similar services.

Stockholder Loan Payable and Other Loan Payable

     At September 30, 2002, we received loan advances from an existing shareholder totaling $920,000. The loan is due on demand until such time as a formal agreement has been consummated.

     In addition, the shareholder arranged a loan transaction pursuant to which US Global received $360,000 from one or more investors. As of September 30, 2002, US Global has not entered into a formal loan agreement with any party related to this loan. US Global believes it has certain mitigating claims to offset the $360,000 loan amount. US Global is currently negotiating terms of repayment of the loan, which was outstanding as of September 30, 2002.




 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

99.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.
99.2     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.


     Reports on Form 8-K.

     None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   US  GLOBAL  AEROSPACE,  INC.


Date:  November 19, 2002          /s/ John Robinson
                                   --------------------------------------------
                                   By:  John  Robinson
                                   Chairman  &  Chief  Executive  Officer


Date:  November 19, 2002          /s/ Julie Seaman

                                   ---------------------------------------------
                                   By:  Julie  Seaman
                                   Treasurer, Secretary & Acting Chief Financial Officer