Form 10QSB
period 2002-12-31
US GLOBAL AEROSPACE  INC
filed 2003-02-19
CIK 1001111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended December 31, 2002

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                       Commission file number   000-23339

                            US GLOBAL AEROSPACE, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                  13-3720542
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

     Not applicable.

Applicable only to corporate issuers:

As of February 12, 2002 the Company had 24,973,878 shares of its $0.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ___  No   X
             ---

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            US Global Aerospace, Inc.
                          (A development stage company)
                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS


Cash                                                             $     8,685
Accounts receivable                                                   10,000
                                                                 ------------

       Total current assets                                           18,685
                                                                 ------------

         Total assets                                            $    18,685
                                                                 ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                                             $   246,824
    Related party payable                                            154,363
    Loans payable                                                  1,387,876
                                                                 ------------

      Total current liabilities                                    1,789,063

  COMMITMENTS                                                              -

  STOCKHOLDERS' DEFICIT
    Common stock authorized, 100,000,000 shares $.001 par value       24,787
    Additional paid-in capital                                     7,855,502
    Deferred compensation and services                            (4,517,498)
    Accumulated development stage deficit                         (5,133,169)
                                                                 ------------

      Total stockholders' deficit                                 (1,770,378)
                                                                 ------------

                                                                 $    18,685
                                                                 ============


The accompanying notes are an integral part of these financial statements.

                            US Global Aerospace, Inc.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Cumulative
                                                                  results of operations
                                                                      from March 20, 2002
                                         Three months    Nine months (date of inception)
                                             ended         ended         through
                                         December 31,   December 31,    December 31,
                                              2002          2002           2002
                                          ------------  ------------   ------------
OPERATING EXPENSES
   Research and development               $   167,265   $ 1,148,516   $ 1,148,516
   General and administrative
     Non-cash compensation and services       850,679     2,228,792     2,228,792
     Other                                    765,333     2,276,930     2,284,982
                                          ------------  ------------  ------------
     Total operating expenses               1,783,277     5,654,238     5,662,290
                                          ------------  ------------  ------------

     Operating loss                        (1,783,277)   (5,654,238)   (5,662,290)

OTHER INCOME (EXPENSE)
   Debt restructure                           612,519       612,519       612,519
   Other income                                10,045        10,045        10,045
   Other expense                              (92,697)      (93,443)      (93,443)
                                          ------------  ------------  ------------

    Total other income (expense)              529,867       529,121       529,121
                                          ------------  ------------  ------------

    NET LOSS                              $(1,253,410)  $(5,125,117)  $(5,133,169)
                                          ============  ============  ============

    Net loss per share, basic and diluted $     (0.07)  $     (0.23)  $     (0.23)
                                          ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                            US Global Aerospace, Inc.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
            From inception (March 20, 2002) through December 31, 2002
                                   (Unaudited)

                                                                              Accumulated
                                                                              Additional    Deferred    Development      Total
                                                         Common Stock         Paid-in    Compensation      Stage      Stockholders'
                                                       Shares      Amount     Capital     and Services     Deficit      Deficit
                                                     -----------  --------  -----------  --------------  ----------- --------------
Balance at inception (March 20, 2002)                         -   $     -   $        -   $           -   $         -   $       -

Issuance of common stock on March 20, 2002            5,000,000     5,000            -               -             -       5,000
To founder for cash

Exchange of common stock of USDR Global              (5,000,000)   (5,000)           -               -             -      (5,000)
Aerospace, Ltd. for CPI common stock

Issuance of CPI common stock in conjunction          20,120,719    20,121      (15,121)              -             -       5,000
with share exchange with USDR Global Aerospace, Ltd.

Net loss for the period                                       -         -            -               -        (8,052)     (8,052)
                                                     -----------  --------  -----------  --------------  ------------  ------------

Balance at March 31, 2002                            20,120,719    20,121      (15,121)              -        (8,052)     (3,052)

Issuance of common stock on May 16, 2002              1,812,500     1,813    6,341,937      (6,343,750)            -           -
in conjunction with consulting agreements

Net assets acquired in share exchange agreement               -         -          446               -             -         446
on May 17, 2002

Issuance of common stock on July 23, 2002                70,162        70      140,254               -             -     140,324
in consideration for legal services

Issuance of common stock on August 22, 2002              70,546        71       75,413               -             -      75,484
in consideration for legal and consulting services

Issuance of common stock on September 17, 2002          116,404       116       55,758               -             -      55,874
in consideration for legal services

Issuance of common stock on September 24, 2002          562,500       563      308,812        (309,375)            -           -
in consideration for consulting services

Issuance of common stock on September 25, 2002          211,963       212      126,966               -             -     127,178
in consideration for legal services

Issuance of common stock on September 30, 2002           50,000        50       29,950               -             -      30,000
in consideration for professional services

Issuance of common stock on October 23, 2002,            15,000        15        6,135               -             -       6,150
in consideration for professional services

Issuance of common stock on November 11, 2002,          183,333       183       54,817               -             -      55,000
in consideration for legal services

Issuance of common stock on November 19, 2002,        1,387,976     1,388      650,961               -             -     652,349
in settlement of outstanding notes payable

Issuance of common stock on November 19, 2002,           29,332        29       13,757               -             -      13,786
in consideration for professional services

Issuance of common stock on December 27, 2002,          156,127       156       65,417               -             -      65,573
in consideration for legal services

Amortization of deferred compensation and services            -         -            -       2,135,627             -    2,135,627

Net loss for the period                                       -         -            -               -    (5,125,117)  (5,125,117)
                                                     -----------  --------  -----------  --------------  ------------ ------------
Balance at December 31, 2002                         24,786,562   $24,787   $7,855,502   $  (4,517,498)  $(5,133,169) $(1,770,378)
                                                     ===========  ========  ===========  ==============  ============ ============


The accompanying notes are an integral part of this financial statement.

                            US Global Aerospace, Inc.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Cumulative
                                                                                   results of operations
                                                                                    from March 20, 2002
                                                                 Nine months        (date of inception)
                                                               ended December 31,   through December 31,
                                                                     2002                  2002
                                                              -------------------  ----------------------

 Increase (Decrease) in Cash

 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $ (5,125,117)           $ (5,133,169)
     Adjustments to reconcile net loss to net
          cash used in operating activities
         Common stock issued for services                              2,228,792               2,228,792
         Forgiveness of loans and accounts payable                      (612,519)               (612,519)
         Changes in assets and liabilities
           Accounts receivable                                           (10,000)                (10,000)
           Accrued interest                                               63,985                  63,985
           Accounts payable                                              713,356                 721,408
           Related party payable                                         154,363                 154,363
                                                              -------------------  ----------------------

               Net cash used in operating activities                  (2,587,140)             (2,587,140)
                                                              -------------------  ----------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Cash acquired in conjunction with share exchange agreement            2,946                   2,946
                                                              -------------------  ----------------------

               Net cash provided by investing activities                   2,946                   2,946
                                                              -------------------  ----------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                    -                   5,000
     Proceeds from loan payable                                        1,280,000               1,280,000
     Proceeds from lines of credit                                     1,307,879               1,307,879
                                                              -------------------  ----------------------

               Net cash provided by financing activities               2,587,879               2,592,879
                                                              -------------------  ----------------------

 Net increase in cash                                                      3,685                   8,685

 Cash at beginning of period                                               5,000                       -
                                                              -------------------  ----------------------

 Cash at end of period                                                   $ 8,685                 $ 8,685
                                                              ===================  ======================

 NON-CASH INVESTING AND FINANCING ACTIVITIES
     Accounts payable acquired in conjunction with share
     exchange agreement                                        $          2,500     $              2,500
                                                              ===================  ======================
     Common stock issued in exchange for accounts payable      $        476,204     $            476,204
                                                              ===================  ======================
     Common stock issued in exchange for loans payable
     and accrued interest                                     $         652,349     $            652,349
                                                              ===================  ======================


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

Effective September 26, 2002, the Company changed its name from Caring Products International, Inc. to US Global Aerospace, Inc. On December 31, 2002, the Company completed a merger of its wholly owned subsidiary, USDR Global Aerospace, Ltd. with and into the Company.


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

Accordingly, the financial statements of US Global as of and for the period ended December 31, 2002, are the historical financial statements of USDRGA. USDRGA was incorporated in the state of Delaware on March 20, 2002. All references to common stock have been retroactively restated to reflect the share exchange and recapitalization of the Company. In conjunction with the share exchange and recapitalization, the Company recorded net assets of US Global totaling $446, which included cash of $2,946 and payables of $2,500.


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


NOTE 5.     GOING CONCERN

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into the development of the Guardian (TM) Door and a broad range of applications based upon its proprietary nano-denier G-Lam (TM) ultra light weight anti-ballistic material. Accordingly, no operating revenues have been generated. Upon the completion of the development of such products, the Company intends to market and sell to the aerospace and defense industries. In September 2002, the Company obtained a loan from a bank for amounts up to $1 million and an additional bank loan for $400,000 in December 2002. In addition, the Company has received $1,280,000 in loans since inception from third parties and an existing shareholder. The Company intends to finance operations through operating revenues to support its ongoing operations. If the Company is not able to finance its operations through operating revenues in the near term, it plans to raise $10 million through the sale of its common stock; however, there can be no assurances that the Company will have the ability to raise such funds. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding for completion and marketing of the Guardian (TM) Door and other products using the anti-ballistic material and the success of its future operations.


NOTE 6.     RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in note 4. Aerospace has provided employees and product development services to the Company. For the nine months ended December 31, 2002, Aerospace has provided such services totaling approximately $2,613,000 for which the Company currently owes Aerospace $154,363 as of December 31, 2002. As of January 1, 2003, the Company will employ 25 individuals previously employed through Aerospace. Aerospace will continue to provide office and lab space and supplies to the Company.


NOTE 7.     STOCKHOLDER LOAN PAYABLE AND OTHER LOANS PAYABLE

At December 31, 2002, the Company has received loan advances from an existing shareholder totaling $920,000. In November 2002, the Company entered into a settlement agreement resulting in the issuance 1,002,772 shares of restricted common stock for the repayment of $475,000 in principal and $26,386 in accrued interest of the outstanding advances and the remaining payable of $445,000 was forgiven and recognized as debt restructure income in the statement of operations for the period ended December 31, 2002.

In addition, the shareholder arranged a loan transaction pursuant to which the Company received $360,000 from third-party lenders. In November 2002, the Company entered into a settlement agreement resulting in the issuance of 385,204 shares of restricted common stock for the repayment of $185,000 in outstanding principal and $7,146 in accrued interest of the outstanding loan advances. Additionally, a total of $125,000 in advances was forgiven and recognized as debt restructure income in the statement of operations for the period ended December 31, 2002. In connection with this transaction, the shareholder pledged 250,000 shares of the Company's common stock as security for the loan, which shares were ultimately released from escrow to the lenders in connection with the settlement agreement. The Company has a remaining outstanding loan payable of $50,000 as of December 31, 2002. The Company does not have a loan agreement for the outstanding balance as of December 31, 2002.

During the nine months ended December 31, 2002, the Company recognized approximately $42,500 of additional income as a result of the difference between the fair value of common stock issued and the principal amount of debt exchanged.

On September 30, 2002, the Company entered into a line of credit agreement with a bank for $1,000,000. The line of credit bears interest at 13% and matures on March 30, 2003. The line of credit is secured by the assets of the Company and is guaranteed by an officer of the Company. On November 27, 2002, the Company secured an additional $400,000 line of credit with the same bank. This line bears the same terms as the September line of credit. As of December 31, 2002, the Company had a total outstanding principal balance of $1,307,879 and accrued interest of $29,997.

NOTE 8.     CONSULTING AGREEMENTS

On May 15, 2002, the Company entered into various consulting agreements for services in exchange for 5,000,000 shares of the Company's common stock, which were issued under the 2001 Employee Stock Compensation Plan. However, in August 2002, the Company and certain of the consultants mutually agreed to terminate their respective consulting agreements and 3,187,500 that had been issued were returned to the Company and cancelled. Accordingly, the 3,187,500 cancelled shares are not considered issued or outstanding at December 31, 2002.

The remaining 1,812,500 shares issued under the consulting agreements were recorded at their fair value totaling $6,343,750 as deferred compensation and services. The deferred compensation and services is being recognized over the period of the consulting agreement of two years.

In August 2002, the Company entered into an agreement incident to an existing consulting agreement pursuant to which an additional 562,500 shares of restricted common stock were issued subject to vesting conditions. The shares were recorded at their fair value totaling $309,375 and are being recognized over the vesting period.

For the nine months ended December 31, 2002, the Company recognized $2,135,627 of non-cash expense relating to these agreements.


NOTE 9.     NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic loss per share were 18,692,005, 22,290,350 and 22,206,903 for the three months and nine months ended December 31, 2002 and from inception (March 20, 2002) through December 31, 2002, respectively. At December 31,
2002, there were 25,238 shares of potentially issueable common stock. Because of the net loss for the nine months ended December 31, 2002 and since inception (March 20, 2002) through December 31, 2002, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.


NOTE 10.     SUBSEQUENT EVENTS

On January 21, 2003, the Company deregistered 3,187,500 unissued shares of common stock that had been previously registered to be issued to participants under the 2001 Employee Stock Compensation Plan.

On January 28, 2003, the Company secured a line of credit with a bank for $250,000. The line of credit bears interest at 13% and matures on March 30, 2003. The line of credit is secured by assets of the Company and is guaranteed by an officer of the Company.

On February 13, 2003, the Board of Directors approved a three-to-one stock split for the Company's common stock, with a record date of 5 pm (EST) on February 24, 2003.

NOTE 11.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

     On May 17, 2002, we completed a share exchange with USDR Global Aerospace, Ltd., ("USDRGA") and the USDRGA stockholders. At the closing, we issued an aggregate of 20,000,000 unregistered, restricted shares of our common stock to the USDRGA stockholders in exchange for all of the issued and outstanding shares of capital stock of USDRGA, based on a four-to-one exchange ratio. The exchange ratio was determined by taking into account the fair market value of USDRGA, which included an evaluation of the assets and liabilities and management expertise of USDRGA. The issuance of shares resulted in a change of control of our company and USDRGA became our wholly owned subsidiary. Effective September 26, 2002, we changed our name from Caring Products International, Inc. to US Global Aerospace, Inc., and effective October 4, 2002, our stock ticker symbol for our common stock changed from CPRD.OB to USGA.OB and the symbol for our publicly traded warrants changed from CPRDW.OB to USGAW.OB. On December 31, 2002, we completed a short form merger to merge USDRGA with and into the Company.

     In connection with the share exchange, our existing officers and directors resigned as officers and directors and appointed:

- -     John Robinson, the chairman and chief executive officer of USDRGA, as our chairman, chief executive officer and a director;

- -     Gerald Wiener, the president and chief operating officer of USDRGA, as our president and a director;

- -     Gaddy Wells, the secretary of USDRGA, as our secretary and a director;
and

- -     Julie Seaman, the treasurer and chief financial officer of USDRGA, as our treasurer and a director.

     However, effective June 14, 2002, Mr. Wells resigned his positions as an officer and director of the Company, as well as his positions as an officer and director of USDRGA. Effective June 17, 2002, Ms. Seaman was appointed to be the Company's secretary and treasurer, in addition to being a director of the Company and Mr. Wiener was appointed to be the Company's president, in addition to being a director of the Company. However, Mr. Wiener resigned his positions as an officer and director of the Company, effective July 29, 2002, as well as his positions as an officer and director of USDRGA.

     The Company owns certain intellectual property rights and patents pending relating to a proprietary cockpit security door. The Guardian (TM) Anti-Ballistic Panel Cockpit Security Door was developed with the intent to comply with the requirement promulgated by the Federal Aviation Administration following the September 11th terrorist attacks that all commercial aircraft operating within the U.S. must install a reinforced cockpit door by April 9, 2003. There are currently approximately 6,500 U.S. registered aircraft that will need to install a reinforced cockpit door by the 2003 deadline in order to meet the FAA regulation.

     The Guardian (TM) Door is made of a lightweight anti-ballistic panel designed specifically for aerospace applications. Subject to its receipt of the necessary Supplemental Type Certificate, or STC, from the FAA, the Company intends to market and sell the Guardian (TM) Door to the aerospace and defense industries. An STC certification is issued when an applicant has received FAA approval to modify an aircraft from its original design. We anticipate that the Guardian (TM) Door will be one of the first reinforced cockpit doors to receive an STC from the FAA, and we expect to receive our STC during the first quarter of calendar year 2003.

     We are also exploring other opportunities to market the Guardian (TM) Door. On July 25, 2002, DHL Airways selected the Guardian (TM) Door for installation in DHL's DC8 cargo aircraft, and on September 11, 2002, we entered into an agreement with El-Al Israel Airlines to install the Guardian (TM) Door on El-Al's 747-200B aircraft.

     We are also devoting our efforts to the development of a wide range of applications based upon our proprietary nano-denier G-Lam (TM) ultra light weight anti-ballistic material. Upon completion of the development of products using our anti-ballistic materials, we intend to market and sell such products to the aerospace and defense industries.

     On November 26, 2002, we announced the introduction of our "Save A Gunner" (SAG ) Turret Armor System, which we intend to mount on high-mobility military, police and security vehicles. The SAG Turret System was designed, using our G-LAM material, as a highly ballistic resistant lightweight personnel protection shielded turret for the High Mobility Multipurpose Wheeled Vehicle (commonly known as a Hum-Vee).

SUBSEQUENT EVENTS

     On January 21, 2003, we deregistered 3,187,500 unissued shares of common stock that had been previously registered to be issued to participants under our 2001 Employee Stock Compensation Plan.

     On January 28, 2003, we secured a line of credit with a bank for $250,000. The line of credit bears interest at 13% and matures on March 30, 2003. The line of credit is secured by assets of the Company and is guaranteed by an officer of the Company.

     On February 13, 2003, the Board of Directors of the Company approved a three-to-one forward stock split of the Company's common shares. The record date for the stock split will be 5 pm (EST) on February 24, 2003.

RESULTS OF OPERATIONS

     Under accounting principles generally accepted in the United States, the financial statements of US Global as of and for the period ended December 31, 2002, are the historical financial statements of USDRGA. USDRGA was incorporated in the state of Delaware on March 20, 2002.

     We recorded no operating revenues during the period ended December 31, 2002, as a development stage company.

     We incurred research and development expenses of $167,265 and $1,148,516 for the three months and nine months ended December 31, 2002, respectively, primarily in connection with the research and development of our Guardian (TM) Door and of other applications and products based upon our proprietary anti-ballistic material. We expect to continue to incur significant research and development costs in the future in connection with the continued development of these applications and products.

     We incurred general and administrative expenses, excluding non-cash compensation and services, of $765,333 and $2,276,930 for the three months and nine months ended December 31, 2002, respectively. General and administrative expenses were largely related to the administrative costs associated with maintaining a public company. As of January 1, 2003, we directly employed 25 individuals previously employed indirectly through USDR Aerospace, Ltd., a company indirectly owned by our Chairman and Chief Executive Officer, John Robinson. We do not expect general and administrative expenses to materially increase as a result of our direct employment of these 25 individuals.

     We incurred $850,679 and $2,228,792 of non-cash general and administrative expense for deferred compensation and services related to the issuance of common stock pursuant to consulting agreements and for common stock issued in exchange for legal and other professional services for the three months and nine months ended December 31, 2002, respectively. We will continue to recognize such non-cash expense over the two-year period of the agreements.

     We incurred income from debt restructuring of $612,519 for the three months and nine months ended December 31, 2002. The income resulted from the restructuring of notes payable whereby a portion of the debt was forgiven and the remainder was converted into common stock of the Company.

     As a result of the above, we incurred a net loss of $1,253,410 and $5,125,117 for the three months and nine months ended December 31, 2002, respectively. The net loss per share was $0.07 and $0.23 for the three and nine months ended December 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, our principal source of liquidity consisted of cash of $8,685 and accounts receivable of $10,000. On September 30, 2002, we secured a line of credit with a bank for $1,000,000, and increased the line of credit by $400,000 on November 27, 2002, which bears interest at 13% and matures on March 30, 2003. The line of credit is secured by our assets and is guaranteed by an officer of US Global. As of December 31, 2002, we had borrowed $1,307,879 against this line of credit and also owed $29,997 of accrued interest on the line of credit. On January 28, 2003, we secured an additional line of credit for $250,000 on substantially the same terms as the line of credit discussed above.

     We will need significant additional capital to continue our operations. If we are unable to finance our operations through operating revenues in the near term, we plan to raise $10,000,000 through the sale of our common stock; however, we cannot assure you that we will be able to raise such funds. Further, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

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

ITEM 3.   INTERNAL CONTROLS

     The Company maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Treasurer, who is our principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Treasurer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.


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

     Related Party Transactions

     John Robinson is the 100% owner of USDR Ltd., a Nevada limited liability company, which, through one or more of its subsidiaries, controls USDR Aerospace, Ltd., a Texas limited partnership ("Aerospace"). On May 14, 2002, we entered into an intellectual property assignment and royalty agreement with Aerospace pursuant to which Aerospace assigned to us all of Aerospace's rights and interests in certain intellectual property that is essential to the development of our product, the Guardian(TM) Door, in exchange for future royalties equal to 3.5% of all of our sales related to the Guardian (TM) Door until Aerospace has received $15,000,000, and thereafter a royalty of 1% of all of our sales related to the Guardian (TM) Door until the expiration of any patent rights relating to the transferred intellectual property. Patent applications are currently pending on the transferred intellectual property.

     Through December 31, 2002, Aerospace provided employees and product development services to the Company for which the Company currently owes Aerospace $154,363 as of December 31, 2002. As of January 1, 2003, the Company will employ 25 individuals previously employed through Aerospace. Aerospace will continue to provide office and lab space and supplies to the Company.

     Stockholder Loan Payable and Other Loans Payable

     At December 31, 2002, we received loan advances from an existing shareholder totaling $920,000. In November 2002, we entered into a settlement agreement resulting in the issuance of 1,002,772 shares of restricted common stock for the repayment of $475,000 in principal and $26,386 in accrued interest of the outstanding advances. The remaining payable of $445,000 was forgiven and recognized as debt restructure income for the period ended December 31, 2002.

     In addition, the shareholder arranged a loan transaction pursuant to which we received $360,000 from third-party lenders. In November 2002, we entered into a settlement agreement resulting in the issuance of 385,204 shares of restricted common stock for the repayment of $185,000 in outstanding principal and $7,146 in accrued interest of the outstanding loan advances. An additional $125,000 in advances was forgiven and recognized as debt restructure income in the statement of operations for the period ended December 31, 2002. In connection with this transaction the shareholder pledged 250,000 shares of the Company's common stock as security for the loan, which shares were ultimately released from escrow to the lenders in connection with the settlement agreement. We have a remaining outstanding payable of $50,000 as of December 31, 2002. We do not have a loan agreement for the outstanding balance as of December 31, 2002.


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

                                   US  GLOBAL  AEROSPACE,  INC.


Date:  February 19, 2003          /s/ John Robinson
                                   --------------------------------------------
                                   By:  John  Robinson
                                   Chairman  &  Chief  Executive  Officer


Date:  February 19, 2003          /s/ Julie Seaman
                                   ---------------------------------------------
                                   By:  Julie  Seaman
                                   Treasurer, Secretary & Acting Chief Financial Officer