Form 10KSB
period 2003-03-31
US GLOBAL AEROSPACE  INC
filed 2003-07-11
CIK 1001111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2003
                           Commission File No. 0-23339

                            US GLOBAL AEROSPACE, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

                   Delaware                         13-3720542
         -------------------------------         ----------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

                      2533 North Carson Street, Suite 5107
                            Carson City, Nevada 89706
                    (Address of principal executive offices)

                     Issuer's telephone number: 775-841-3246

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]; No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $0

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $5,244,278 as of June 26, 2003.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At June 26, 2003, a total of 78,903,787 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                                TABLE OF CONTENTS

PART I
                                                                            Page

Item 1.   Description of Business                                              3

Item 2.   Description of Properties                                            9

Item 3.   Legal Proceedings                                                    9

Item 4.   Submission of Matters to a Vote of Security Holders                  9

PART II

Item 5.   Market Information                                                  10

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           12

Item 7.   Financial Statements                                                20

Item 8.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                33

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   33

Item 10.  Executive Compensation                                              34

Item 11.  Security Ownership of Certain Beneficial Owners and Management      34

Item 12.  Certain Relationships and Related Transactions                      35

Item 13.  Exhibits, Lists and Reports on Form 8-K                             36

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         US Global Aerospace, Inc. (referred to in this report as "USGA", "we", "us" or "our") is a development stage company with expertise in the emerging field of nanotechnology. Through March 31, 2003, the end of our fiscal year, our operations included research and development of our products, the acquisition and development of intellectual property, raising capital and designing and building prototype equipment.

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

         On September 26, 2002, Caring Products International, Inc. changed its name to US Global Aerospace, Inc.

         As Caring Products International, Inc., USGA and its subsidiaries designed a line of proprietary urinary incontinence products with disposable liners that were sold under the Rejoice brand name in the U.S., Canada and Europe. Due to a lack of funding necessary to support full retail distribution in chain stores and hospitals, we closed our marketing offices and liquidated our remaining inventory. We discontinued all operations related to the production, marketing and sale of our incontinence products during the fiscal year ended March 31, 2001.

         On March 30, 2001, we consummated a private placement of 90,000 shares of our common stock to Raymond Bills, a previously unaffiliated accredited investor. Mr. Bills paid $250,000 in consideration for the issuance. After giving effect to the transaction and including the 30,563 previously issued and outstanding shares of common stock, Mr. Bills was the beneficial owner of approximately 75% of our issued and outstanding common stock. In connection with the transaction, Mr. Bills joined our board of directors. Concurrently, four of the five members of the board resigned. Ian Rice also joined the board of directors, serving as its chairman.

         On May 17, 2002, we completed a share exchange with USDR Global Aerospace, Ltd., a Delaware corporation ("USDRGA"), and the USDRGA stockholders. At the closing, we issued an aggregate of 20,000,000 unregistered, restricted shares of our pre-split common stock to the USDRGA stockholders in exchange for all of the issued and outstanding shares of capital stock of USDRGA, consisting of an aggregate of 5,000,000 unregistered, restricted pre-split shares of common stock. The four to one exchange ratio was determined by taking into account the fair market value of USDRGA, which included an evaluation of the assets and liabilities and management expertise of USDRGA. USDRGA stockholders John Robinson and Gerald Wiener exchanged their shares of USDRGA common stock for 12,000,000 and 8,000,000 pre-split shares of our common stock, respectively. At the closing of the share exchange, Robinson and Wiener owned approximately 48% and 32% of our issued and outstanding pre-split shares of common stock, respectively, and USDRGA became our wholly owned subsidiary.

         Effective on the closing date, our two officers and directors, Raymond Bills and Ian Rice, resigned as officers and appointed:

          o John Robinson, the Chairman and Chief Executive Officer of USDRGA, as our Chairman of the Board and Chief Executive Officer;

          o Gerald Wiener, the President and Chief Operating Officer of USDRGA, as our President;

          o    Gaddy Wells, the Secretary of USDRGA, as our Secretary; and

          o Julie Seaman, the Treasurer and Chief Financial Officer of USDRGA, as our Treasurer.

         In addition, subject to and effective upon compliance with Rule 14f-1 under the Securities Exchange Act of 1934, Rice and Bills resigned as our directors and appointed Robinson, Wiener, Wells and Seaman as our new board of directors. However, effective June 14, 2002, Mr. Wells resigned his positions as an officer and future director of USGA, as well as his positions as an officer and director of USDGRA, as a result of issues regarding potential conflicts of interest. Effective June 17, 2002, Ms. Seaman was appointed as Secretary of USGA, in addition to being Treasurer and a director of USGA. Effective July 29, 2002, Mr. Wiener resigned as a director and as President of USGA, and as the President and Chief Operating Officer of USDRGA. As of the date of this report, the officers and directors of USGA are as follows: John Robinson, Chief Executive Officer and Chairman of the Board, and Julie Seaman, Treasurer, Secretary and director.

         Effective December 31, 2002, USGA filed a Certificate of Ownership with the Secretary of State of Delaware effecting the merger of USDRGA with and into USGA, and USGA assumed all the assets and liabilities of USDRGA.

         On February 13, 2003, our Board of Directors approved a 3 for 1 forward split of our common stock for shareholders of record as of February 24, 2003. The 3 for 1 stock split became effective on March 5, 2003. Unless otherwise specified, all references to the number of shares and per share data in this report give effect to this stock split.

         On May 29, 2003, our Board of Directors and our majority stockholder consented to amend our Certificate of Incorporation to change our name to US Global Nanospace, Inc.

OUR BUSINESS

         USGA is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials and nano and micro sound generating devices for breach barriers and non-lethal weapon applications. We are currently focusing our efforts on developing a broad range of defense and law enforcement applications for the materials we create, including products suitable for homeland security and force protection applications. Currently, most of our products are developed for use by the military and homeland security.

         Many of our products incorporate our lightweight, anti-ballistic material, G-Lam(TM). G-Lam is a nanofiber derived material created with a complex consolidation process. The material has superior tensile performance and remarkable impact energy absorbing properties. G-Lam is infinitely scalable, making it suitable for a broad range of characterized threats. Because it is moldable, G-Lam is suitable for a wide array of applications, such as anti-ballistic building materials, shaped body armor, vehicle and aircraft protective panels, shelters, fuel tanks, cargo containers and munitions cases. The complex nanofibers developed for G-Lam provided the basis for a variety of other unique exotic materials that are widening our proprietary materials base.

OUR PRODUCTS

         Our products, some of which are still being developed, include the following:

          o airborne pathogen air filter and purification systems using nanofiber filter mediums for use in commercial, industrial and airborne applications;

          o micro-wire 3 dimensional products for breach barriers, rapidly deployable passive restraint systems, and non-lethal weapons;

          o nanomaterials, for light weight armor systems, air and water filtration, and various other applications; and

          o blast mitigation and containment materials for defense, commercial, and industrial application.

AIRBORNE PATHOGEN AIR FILTER/PURIFICATION SYSTEMS USING NANOFIBER FILTER MEDIUM FOR COMMERCIAL, INDUSTRIAL, AND AIRBORNE APPLICATIONS.

         The core of this filter technology was initially developed for NASA for use during crewed space flight applications that lasted for more than 120 days to provide ultra-fine particulate matter air filtration and purification. The performance has been enhanced further with the addition of nanofiber filter element materials. The porous nanofilter media is enveloped with an electronic field that causes the airborne particulate matter to move in a churning motion perpendicular to the airflow direction without ionization, thus significantly enhancing the London/Van der Waals force interaction (a method of intermolecular attraction), and resulting in a super-efficient air filtration and purification system. This system effectively captures bacteria, viruses, smoke, dust, odorants, and other sub-micron sized particulate matter. Unlike traditional filter technology that relies on ever more restrictive filter elements and reduced flow rates in order to catch smaller particles, nanofilter technology provides nearly unrestricted air flow, minimal pressure drop, and a substantial increase in energy efficiency. We have tested this filter using both the SARS virus and anthrax, and found that it effectively filtered both.

         We believe that immediate applications for this technology exist for installation in industrial, commercial, and residential buildings, as well as in mass transit vehicles. Filters suitable for commercial HVAC applications are currently in prototype production, and we anticipate that they will be available for installation by December 31, 2003. We believe that immediate opportunities to market this product exist in Asia, with the most urgent requirements being hospitals and health facilities that are combating the SARS epidemic. A single hospital HVAC system currently contains 4000 standard filter elements. These elements require changing at least 4 times a year. By installing a nanofilter, a hospital can reduce the energy consumption of the HVAC system by up to 35% and have a more effective filtration system.

MICRO-WIRE 3 DIMENSIONAL PRODUCTS FOR BREACH BARRIERS, RAPIDLY DEPLOYABLE PASSIVE RESTRAINT SYSTEMS, AND NON-LETHAL WEAPONS.

         Micro-wires are extremely strong, extremely fine, spring wires. These wires are shaped and joined to form rapidly deployable 3D structures that provide restraint and/or containment barriers. A three-inch diameter cylinder that is 12 inches long can easily contain a sufficient quantity of micro-wire to cover a football field with a 3 dimensional blanket of entangled wire. Immediate applications exist using micro-wire as breach barrier controls at government facilities, and transit centers. We anticipate that micro-wire may also be used as a passive riot control device, for emergency building lockdown, for hallway and pedestrian flow control and as a non-lethal weapon.

NANO MATERIALS FOR LIGHTWEIGHT ARMOR SYSTEMS, AIR AND WATER FILTRATION, AND VARIOUS OTHER APPLICATIONS.

         Our G-Lam technology is being enhanced and combined with ceramics in order to address supersonic ballistic threats. Currently many high threat level ballistic solutions are only satisfied with ceramics which tend to be costly, difficult to work with, fragile, and difficult to shape. Additionally, we are evaluating advanced polymers for cross-linking to aerogels, conversion to nanofibers, and/or optimizing for high volume, low cost process ability.

         We are currently developing a polymer based, nanofiber-reinforced armor material that we believe will not only be 25% lighter, but will also be substantially more durable, easily processed, and less costly than armor materials that are currently available. This seamless armor can be molded into any shape, thereby allowing it to be used in a number of different ways and in a number of different products.

THE GUARDIAN(TM) ANTI-BALLISTIC PANEL COCKPIT SECURITY DOOR

         Our original product was a cockpit security door for airplane flight decks known as the Guardian(TM) Anti-Ballistic Panel Cockpit Security Door (the "Guardian Door"). USGA's patent on the Guardian Door is currently pending. We developed the Guardian Door to comply with the regulations promulgated by the Federal Aviation Administration in response to the terrorist attacks that took place in the United States on September 11, 2001. The FAA and its international counterparts are requiring the installation, by November 2003, of secure cockpit doors to prevent unauthorized access in all planes used by commercial airlines.

         The Guardian Door was the only cockpit security door to pass rigorous tests implemented by the Israeli Secret Service.

         Included in the design of the Guardian Door is a specially designed, proprietary passive vent system. The passive vent system provides access security and ballistic and decompression protection to the flight crew while eliminating the need for costly and time-consuming airframe structural enhancements. The passive vent system is designed to safely handle rapid decompression events and manage blast energies from an explosion on board.

         In April 2003 El Al Israel Airlines, while it was under the control of the government of Israel, submitted an order to USGA for the purchase of Guardian Doors for its fleet of aircraft. Since that time, however, the airline has been privatized. Currently we are unsure whether the change in ownership will have any effect on the purchase of the doors. In April 2003 we also received a purchase order from Aer Lingus, the national airline of Ireland, for Guardian Doors. Shortly after we received the purchase order, Aer Lingus notified us that it intended to award the contract for the cockpit doors to Airbus. We believe that the major original equipment manufacturers (OEMs) in the aircraft industry have such overwhelming resources and influence in the marketplace that it will be difficult or impossible for us to gain entry, even though we believe that the Guardian Door is the best product available. We are currently reassessing our ability to compete successfully in the OEM-controlled market for secure cockpit doors. However, we will continue to obtain a wide range of STC's for very specific markets, as we have identified a number of profitable custom door opportunities in areas that we believe the major OEMs are unwilling or unable to supply. We will also continue to monitor the performance of existing OEM doors worldwide, as the opportunity to supply the Guardian Door may reappear if performance of OEM doors proves to be unsatisfactory. We are also pursuing new opportunities for highly secure doors in military aircraft worldwide.

BLAST-X(TM) PANELS

         In March 2003 we introduced a new line of Blast-X(TM) lightweight blast mitigation materials available in flat and conformable panels. This technology has successfully demonstrated reductions in blast energies up to 80% when compared to unmitigated applications. These panels will reduce the impact of explosions, whether the explosion is accidental or caused by terrorist activities. Blast-X panels are comprised of four unique materials - a face sheet is designed to quench hot gases instantly and attenuate shock waves, a honeycomb core cushions impact and adds structure to the assembly, a core medium inside the honeycomb is devised to rapidly cool the blast environment and extinguish flame fronts from burning gases, dust and mist, and a back panel made of G-Lam contains blast fragments and debris.

         Blast-X wallboard is designed for installation and retrofit in building construction. It is easily installed using customary wallboard installation techniques. Blast-X is also available for ceiling panels, mailboxes and trash receptacles. A Blast-X vehicle shield was developed for the military, to help protect military vehicles from explosive mines and bombs. We anticipate that a consumer market for the Blast-X vehicle shield will develop. The vehicle shield can be installed on most sport utility vehicles and limousines.

SAVE A GUNNER(TM) TURRET SYSTEM

         The Save a Gunner Turret System ("SAG Turret") is a lightweight shielded turret designed for installation on Hum-Vees, although we are also designing similar units for Land Rover and Unimog vehicles. The SAG Turret weights less than 200 pounds and offers rapid rotational capability. It will allow a gunner to effectively and rapidly rotate the turret during battle situations, while offering exceptional protection against many types of ammunition. Two people can install the SAG Turret in less than one hour using common hand tools. Because it is made from G-Lam, it is impervious to petroleum distillates and will continue to perform at temperatures in excess of 400 degrees Fahrenheit.

ANTI-BALLISTIC VESTS

         Israeli law enforcement services asked us to design and manufacture anti-ballistic personnel vests. We are upgrading the original specifications in order to respond to an increased threat from new ammunition and we expect to commence manufacturing 6,000 of these improved vests for Israeli law enforcement services during the last quarter of 2003.

RADOMES

         We are currently using G-Lam material technology to produce a line of direct replacement aircraft radomes that will be substantially more durable than products currently offered, with the ultimate goal of providing a replacement radome with a lifetime warranty.

DISTRIBUTION/MANUFACTURING

         We will not engage in manufacturing the products we develop. As products are ordered, we will contract with third parties for their manufacture. The primary market for our products is the defense industry, although we anticipate that some of our products may eventually be sold to police and many will have commercial and consumer uses. As the market for our products will be worldwide, manufacturers will be chosen based on quality, location and price.

         We will continue to use consultants knowledgeable in the industries we target to obtain orders. We anticipate that during the next 6 months we will hire a sales coordinator to manage fulfillment of orders and coordinate with representatives.

COMPETITION

         Nanotechnology is an emerging industry. We believe that the global number of development-stage companies involved in the development of nanomaterials will continue to grow, eventually posing significant and increasing competitive risks. We anticipate that many of these companies will be associated with university or national laboratories. We believe that most of these companies will be engaged primarily in funded research, and we are not aware of any that have commercial production capabilities, however, they may represent competitive risks in the future. Some of these development stage companies, especially in other countries, are receiving significant government assistance. To date, the United States government has allocated $274 billion for nanotechnology research.

         The manufacture of the products made with our nanotechnology is intense. We face current and potential competition from companies that develop products for similar uses, as well as the in-house capabilities of several of our potential customers, such as the military. Many of these competitors are larger and more diversified than we are. Although we believe that our materials and technologies are superior to other products, competitive companies pose risks to us because they may have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities.

         We have a continuing need for skilled and professional personnel for the research and development of our products. The demand for workers with specialized engineering and technical skills is high and we anticipate that it will remain so for the foreseeable future. We will be competing with other companies with similar needs in hiring skilled employees, and we may incur increased labor, recruiting or training costs so as to have access to the required skills.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

         The raw materials used to produce our products, including our G-Lam material, are easily obtained from multiple sources at competitive prices. If any of these supply sources becomes unavailable, we believe that we would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

INTELLECTUAL PROPERTY

         We have applied for patents for our G-Lam material and, as our products are developed we apply for patents if we believe it advantageous. We do not believe that our business would be materially affected by the expiration of any patents, if they are issued. We do not have trademarks, franchises or concessions that are considered to be of material importance to us in the conduct of our business. When we consider it to be advantageous, we enter into patent license agreements for technologies that are synergistic to our current products, or expand our security products range.

GOVERNMENT REGULATION

         In general, the development of our products is not subject to government regulation. However, because we intend to sell our products in countries other than the United States, we are required to comply with federal rules governing such sales.

         Our Guardian Door requires approval of the FAA before it can be installed in commercial aircraft manufactured in the United States. We have not yet received approval from the FAA, and we are not certain that we will invest the time and money necessary to obtain such approval.

RESEARCH AND DEVELOPMENT

         Research and development is a critical component of our business and is ongoing. During the last fiscal year, we spent $1,627,662 on research and development. Our research and development costs will continue to be substantial.

EMPLOYEES

         We currently have 11 full-time employees. Depending on the project, we also retain the services of between 12 and 15 consultants.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate office will continue to be based in Nevada as management believes that the state strongly supports small business. However, because the majority of our existing research personnel are domiciled in Texas, we have leased approximately 39,000 square feet of industrial space on 2.4 acres, located at 1016 Harris Road, Arlington, Texas, at a gross rental rate of $11,000 per month, which is market rate. The lease term ends on May 31, 2006. We have an option to purchase the property for $950,000. The option expires on March 31, 2004. The property is in satisfactory condition for USGA's operations and is being upgraded. USGA expects that the property will be adequate for its needs for the lease term.

ITEM 3.  LEGAL PROCEEDINGS

         There is no current outstanding legal action in which we are involved and we are unaware of any pending actions or claims against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Delaware General Corporation Law sections 228(a) and (c) provide that any action that may be taken at a special meeting of the shareholders may be taken by written consent of shareholders holding a majority of a company's shares. On August 28, 2002 and again on May 29, 2003, shareholder action was taken by written consent.

         On August 28, 2002, we received shareholder consent approving our Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 26, 2002, effecting a change of our name from Caring Products International, Inc. to US Global Aerospace, Inc. A shareholder owning and having the right to vote 15,500,000 pre-split shares, which constituted a majority of the then outstanding shares, consented to this matter. There were no votes cast against or withheld, and no abstensions or broker non-votes regarding this matter. In accordance with section 228(e) of the Delaware General Corporation Law, notice of this action was provided to shareholders on or about August 30, 2002.

         On May 29, 2003, we received shareholder consent approving our Amended and Restated 2002 Stock Plan and an amendment to our Certificate of Incorporation effecting a change of our name to US Global Nanospace, Inc. and changing our registered address in the State of Delaware. A shareholder owning and having the right to vote 46,500,000 shares of common stock, which constituted a majority of the then outstanding shares, consented to these matters. There were no votes cast against or withheld, and no abstensions or broker non-votes regarding this matter. Notice of these actions was provided to shareholders on or about June 24, 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has traded on the NASD OTC Bulletin Board under the symbol USGA since October 4, 2002. From July 12, 2001 to October 4, 2002, our common stock traded on the NASD OTC Bulletin Board under the symbol CPRD. From June 21, 1999 to July 12, 2001 our common stock traded on the OTC Bulletin Board under the symbol BDYR. From December 15, 1997 through June 20, 1999, our common stock traded on the Nasdaq SmallCap Market under the symbol BDRY. Previously, our common stock traded on the OTC Bulletin Board under the symbol CGPD from November 21, 1997 through December 14, 1997, under the symbol CGPDD from October 21, 1997 through November 20, 1997 and under the symbol CGPD from August 14, 1997 through October 20, 1997. We voluntarily delisted our common shares from the Vancouver Stock Exchange in January 1998 and from the British Columbia Stock Exchange on June 17, 2002.

         The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The following prices reflect the 3 for 1 stock split that was effected on March 5, 2003.


                                                             PERIOD            HIGH         LOW
                                                       -------------------   ---------    ---------

          Fiscal Year Ended March 31, 2003             First Quarter           $2.083       $0.283
                                                       Second Quarter          $0.933       $0.083
                                                       Third Quarter           $0.216       $0.116
                                                       Fourth Quarter          $0.183       $0.080

          Fiscal Year Ended March 31, 2002             First Quarter           $0.026       $0.013
                                                       Second Quarter          $0.336       $0.166
                                                       Third Quarter           $1.666       $0.116
                                                       Fourth Quarter          $0.666       $0.250

HOLDERS

         There were approximately 138 shareholders of record of common stock as of March 31, 2003.

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

SALE OF UNREGISTERED SHARES

         During the last fiscal year we sold securities that were not registered under the Securities Act of 1933. The transactions were not reported in our previously filed quarterly reports. The transactions are as follows:

         In August 2002 we issued 1,687,500 shares to an individual for business consulting services, of which 1,265,625 were subject to vesting conditions to be met by the consultant.


         In September 2002 we issued 150,000 shares to a consultant for investor relations services.

         In September 2002 we issued 635,889 shares for legal services.

         From November 2002 through February 2003, we issued a total of 152,502 shares to a consultant for investor relations services.

         In November 2002 we entered into settlement agreements resulting in the issuance of 4,163,928 shares of restricted common stock for the repayment of $660,000 in principal and $33,532 in accrued interest related to loans advanced to us by an existing shareholder and unrelated third-party lenders.

         We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, to issue the stock in the above-reported transactions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLAN

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through March 31, 2003, the most recently completed fiscal year.(*)

----------------------------- -------------------------- ------------------------- --------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    exercise price of         plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Approved by Security Holders          13,875(1)                   $0.06                  12,211,702(2)
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Not Approved by Security
Holders                                  N/A                       N/A                        N/A
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------

(1) As of March 31, 2003, options to purchase 13,875 shares of USGA common stock were outstanding. The options had been issued pursuant to individual compensation arrangements prior to May 17, 2002, the date of the share exchange between USDRGA and US Global. As of March 31, 2003, the average weighted exercise price of the options was $0.06.
(2) The US Global Aerospace, Inc. (formerly Caring Products International, Inc.) 2002 Consultant Stock Plan permitted USGA to issue options or to make awards of common stock solely to consultants. The 2002 Consultant Stock Plan was amended and restated by the Board effective April 10, 2003 to include employees and was renamed "US Global Aerospace, Inc. Amended and Restated 2002 Stock Plan". As of March 31, 2003 no options were granted under the US Global Aerospace, Inc. Amended and Restated 2002 Stock Plan, however USGA had awarded 2,788,298 shares of common stock to consultants in exchange for services rendered to USGA. Therefore, as of March 31, 2003 there was available for future issuance under the US Global Aerospace, Inc. Amended and Restated 2002 Stock Plan 12,211,702 shares of common stock. In the future, awards of options may be granted.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis of results of operations and financial condition are based upon USGA's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         In consultation with our Board of Directors, we have identified the following accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

         The Chairman and Chief Executive Officer of USGA controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to USGA. Aerospace has also provided employees and product development services to USGA. Today, USGA employs 11 individuals previously employed through Aerospace. Aerospace will continue to provide office and lab space and supplies to USGA. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by Aerospace. For the year and period ended March 31, 2003 and 2002 and since inception (March 20, 2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million. During the current fiscal year, we intend to purchase the office furniture and small business equipment still owned by Aerospace.

PLAN OF OPERATION

         We are a development stage company with expertise in the emerging field of nanotechnology. We specialize in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials and nano and micro sound generating devices for breach barriers and non-lethal weapon applications. We are currently focusing our efforts on developing a broad range of defense and law enforcement applications for the materials we create, including products suitable for homeland security and force protection applications. Currently, most of our products are developed for use by the military and homeland security.

         Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to launch our products, whether or not a market develops for our products and, if a market develops, the pace at which it develops, and the pace at which the technology involved in making our products changes.

         To date, we have funded our operations through loans in the amount of $1,650,000 from a bank and loans in the amount of $1,280,000 from unrelated third parties and an existing shareholder. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

         During the fiscal year ended March 31, 2003 we spent $1,627,662 on research and development as compared to no expense for research and development during the fiscal period ended March 31, 2002. Our research and development expenses related to the development of the products discussed in Part I of this Annual Report.

         During the fiscal year ended March 31, 2003 we incurred $3,088,327 in expense related to non-cash compensation as compared to no expense related to non-cash compensation during the fiscal period ended March 31, 2002. During the fiscal year ended March 31, 2003, we paid our consultants with our common stock in order to conserve cash.

         During the fiscal year ended March 31, 2003 other operating expense totaled $2,805,665 as compared to other operating expense of $8,052 for the fiscal period ended March 31, 2002, an increase of approximately 347%. This increase reflects expenses related to the development of our business following the share exchange.

         We had an operating loss of $7,521,654 for the fiscal year ended March 31, 2003 as opposed to an operating loss of $8,052 for the fiscal period ended March 31, 2002. The increase in operating loss is attributable to the costs associated with the development of our business following the share exchange. We had a net loss of $7,046,303 for the fiscal year ended March 31, 2003.

         Other income (expense) for the fiscal year ended March 31, 2003 was made up of $617,904 in debt restructuring, $10,045 of other income consisting of interest income and $152,598 of other expense consisting of interest expense. The debt restructuring related to a loan of $920,000 from an existing shareholder and loans totaling $360,000 from third party lenders. Portions of these loans were forgiven, while the balances remaining were paid with USGA's common stock.

         During the next 12 months we will continue upgrading our current products and developing new products and methods of using our lightweight, anti-ballistic material, G-Lam. For the fiscal year ended March 31, 2003 our research and development expenses totaled $1,627,662. We anticipate that our research and development expenses will continue to be significant.

         At March 31, 2003 we had cash on hand of $3,239. Our primary source of cash during the fiscal year was loans. Net cash used in operating activities was $2,934,707. The primary uses of cash for the fiscal year ended March 31, 2003 consisted of general operating costs and product research and development expenses. At this time, to conserve cash, we outsource the manufacture of our products and our sales and marketing functions. We have applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. We are also negotiating with various government agencies and private companies in the areas of defense, homeland security, law enforcement and aerospace for the sale of our products. We cannot be certain, however, that we will be awarded any funds through grants or that sales of our products will ever generate enough cash to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from grants and product sales, we will be required to seek financing from our largest stockholder, who has provided financing and a loan guarantee for us in the past. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it.

         Cash flows from investing activities consisted of $2,946 for the fiscal year ended March 31, 2003 and related to cash acquired in conjunction with the share exchange. Cash flows from financing activities for the fiscal year ended March 31, 2003 included loan proceeds in the amount of $1,280,000 from a shareholder and certain third parties and proceeds in the amount of $1,650,000 from a bank line of credit. The line of credit is a revolving line that expires on June 30, 2003. The bank has extended the lines of credit through August 31, 2003.

         The use of nanotechnology is a novel and unproven business model, which may not be successful and will ultimately depend on demand for such products, primarily by the military. We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. In the current year, USGA adopted SFAS 145, which resulted in the recording of debt restructuring as other income in the financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 did not have an impact on USGA's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The initial application of SFAS 148 did not have an impact on USGA's financial statements.

         In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. USGA previously did not record a liability when guaranteeing obligations unless it became probable that USGA would have to perform under the guarantee. FIN 45 applies prospectively to guarantees USGA issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The initial application of FIN 45 did not have an impact on USGA's financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. USGA is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB and other reports and statements filed by USGA with the Securities and Exchange Commission include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of these safe harbor provisions with respect to all of the forward-looking statements we make. These forward-looking statements reflect our current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including specifically the absence of significant revenues, financial resources, a history of losses, competition, the uncertainty of patent and proprietary rights, trading risks of low-priced stocks and those other risks and uncertainties discussed in this report that could cause our actual results to differ materially from our historical results or those we hope to achieve. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this prospectus. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HAD NO OPERATIONS TO DATE, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF OUR BUSINESS CAN BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, YOUR SECURITIES MAY BECOME WORTHLESS.

         Current management acquired control of USGA on May 17, 2002. We are a development stage company and, to date, we have had no operations. During the fiscal year ended March 31, 2003 we had a net loss of $7,046,303. Our auditor, Grant Thornton LLP, has issued a "going concern" opinion for our financial statements at March 31 2003. In that opinion and in the notes to the financial statements, the auditor noted that we have generated no revenues and that attainment of profitable operations is dependent upon obtaining adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern. Because we have no operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business. If we are unsuccessful in developing our products, your securities may become worthless.

OUR PRODUCTS ARE STILL BEING DEVELOPED AND, AS YET, THEY ARE UNPROVEN, THEREFORE WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

         Our current business model depends on generating revenue through sales of our products. These products are in varying stages of development and testing. Our products have not been proven. If we cannot successfully develop and prove our products, we may not become profitable and the securities you acquire may become worthless.

THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE DO NOT RECEIVE ADEQUATE FUNDING, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

         Our ability to continue in existence and to develop our business depends upon our ability to obtain funding for our operations. If we do not receive adequate funding, it is unlikely that we could continue our business, in which case you would lose your entire investment.

THE SUCCESS OF OUR BUSINESS REQUIRES ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE. IF A DEMAND FOR OUR PRODUCTS DOES NOT DEVELOP, OUR BUSINESS WILL BE UNSUCCESSFUL AND YOU MAY LOSE YOUR ENTIRE INVESTMENT.

         The use of nanotechnology is a novel and unproven business model, which may not be successful and will ultimately depend on demand for our products. Our ability to grow and sustain our business is dependent upon our ability to gain significant acceptance of our products, primarily in the defense and homeland security markets. Without significant acceptance in these markets, we will not be able to achieve and sustain profitable operations and your securities will likely become worthless. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES INHERENT IN NEW BUSINESSES. OUR FAILURE TO PLAN OR FORECAST ACCURATELY COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR DEVELOPMENT, WHICH MAY CAUSE THE VALUE OF YOUR SECURITIES TO DECLINE SUBSTANTIALLY OR BECOME WORTHLESS.

         We are subject to the risks and uncertainties inherent in new businesses, including the following:

     o Our projected capital needs may be inaccurate, and we may not have enough money to develop our products and bring them to market;

     o We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our products and bring them to market;

     o Even if we are able to develop our products and bring them to market, we may not earn enough revenue from the sales of our products to cover the costs of operating our business.

         If, because of our failure to plan or project accurately, we are unsuccessful in our efforts to develop our products or if the products we provide do not produce revenues as we project, we are not likely to ever become profitable and we may be required to curtail some or all of our operations. In that event, the value of your investment could decline substantially or become worthless.

WE WILL CONTINUE TO NEED MONEY TO FUND FUTURE OPERATIONS, AND WE ARE NOT SURE WE CAN OBTAIN ADDITIONAL FINANCING. IF WE DO NOT RECEIVE ADEQUATE FINANCING WE WOULD BE UNABLE TO CONTINUE OUR OPERATIONS AND YOUR SECURITIES WOULD BECOME WORTHLESS.

         Until we are able to generate significant revenues from the sale of our products, we will require financing for our operations. We cannot assure you that funds will be available to us on favorable terms, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our shareholders. Unavailability of funds could have a material adverse effect on our ability to continue our operations. If we were not able to continue our operations, your securities become worthless.

WE ARE DEPENDENT FOR OUR SUCCESS ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, MR. JOHN ROBINSON. THE LOSS OF MR. ROBINSON'S SERVICES WOULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS, AND ON THE VALUE OF YOUR SECURITIES.

         Our future success will depend, to a significant degree, on the continued services of our President and Chief Executive Officer, Mr. John Robinson. We do not have, and currently we do not intend to acquire, key-man life insurance on the life of Mr. Robinson. The loss of Mr. Robinson's services would have a material adverse effect on our business and operations.

OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE NEGATIVELY IMPACTED IF DEMAND FOR OUR PRODUCTS IS LESS THAN WE ANTICIPATE OR IF WE FAIL TO HIRE QUALIFIED EMPLOYEES. AS A RESULT, THE VALUE OF YOUR SECURITIES MAY DECLINE.

         Our growth depends on our ability to successfully develop and market our products. The development and marketing of our products is dependent on a number of factors, including our ability to:

     o   recruit and maintain a base of qualified scientists and engineers;

     o   initiate, develop and sustain corporate and government relationships;

     o attract, hire, integrate and retain qualified sales and sales support employees; and

     o   accurately assess the demands of the market.

         Demand for our products might be less than we anticipate, or we may not be successful in recruiting and maintaining the personnel we need to develop and sell our products. In either case, our business, operating results and financial condition could be negatively impacted and the value of your securities may decline.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY, WHICH WE MAY NOT BE ABLE TO ADEQUATELY PROTECT. ADDITIONALLY, THIRD PARTIES MAY ALLEGE THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY. IF WE WERE TO BECOME INVOLVED IN LITIGATION, IT WOULD BE COSTLY AND WOULD DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS OPERATIONS. THIS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND ON THE VALUE OF YOUR SECURITIES.

         We rely on a combination of trade secret and patent laws, nondisclosure and other contractual and technical measures to protect our proprietary rights in our products. However, we cannot assure you that these provisions will be adequate to protect our proprietary rights. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, a competitor may claim that we have infringed on its products. Any litigation relating to our intellectual property could result in substantial expense to us and result in significantly diverting our technical and management personnel from their routine activities. This could have an adverse effect on our business and the value of your securities.

RISKS ASSOCIATED WITH OWNERSHIP OF OUR SECURITIES

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

WE HAVE THE ABILITY TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WITHOUT ASKING FOR SHAREHOLDER APPROVAL, WHICH COULD CAUSE YOUR INVESTMENT TO BE DILUTED.

         Our Articles of Incorporation currently authorize the Board of Directors to issue up to 100,000,000 shares of common stock. The power of the Board of Directors to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock may have the effect of further diluting your investment.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST.

         We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

A MAJORITY OF OUR CAPITAL STOCK IS OWNED BY OUR EXECUTIVE OFFICERS AND DIRECTORS, WHICH WILL ALLOW THEM TO CONTROL THE OUTCOME OF MATTERS SUBMITTED TO OUR SHAREHOLDERS FOR VOTE.

         As of the date of this Annual Report, management owns the majority of our issued and outstanding shares of capital stock. Because management owns a majority of the capital stock, management will retain the ability to elect a majority of the Board of Directors and thereby control our management. Although they are under no obligation to do so, if our executive officers and directors (and their affiliates) were to vote together, they would also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, even if a change of control would benefit shareholders.

THERE IS NO ACTIVE PUBLIC MARKET FOR OUR SECURITIES, SO YOU MAY NOT BE ABLE TO LIQUIDATE YOUR SECURITIES IF YOU NEED MONEY.

         Trading of our common stock is sporadic. It is not likely that an active market for our common stock will develop or be sustained soon. You may not be able to liquidate our securities if you need money.

WE ARE SUBJECT TO THE PENNY STOCK RULES AND THESE RULES MAY ADVERSELY AFFECT TRADING IN OUR COMMON STOCK.

         Our common stock is a "low-priced" security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

ITEM 7.  FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

The Board of Directors and Stockholders
US Global Aerospace, Inc.

We have audited the accompanying balance sheet of US Global Aerospace, Inc. (the Company), a development stage company, as of March 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, period ended March 31, 2002, and from inception (March 20, 2002) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Global Aerospace, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended, period ended March 31, 2002 and from inception (March 20, 2002) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $7,046,303 for the year ended March 31, 2003, and, as of that date, the Company's total liabilities exceeded its total assets by $2,699,198. These factors, among others, as discussed in note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ GRANT THORNTON LLP

Seattle, Washington
May 31, 2003

                            US Global Aerospace, Inc.
                          (A development stage company)
                                  BALANCE SHEET
                                 March 31, 2003


                                            ASSETS

CURRENT ASSETS
Cash                                                                         $             3,239
                                                                             -------------------


Total current assets                                                                       3,239
                                                                             -------------------

Total assets                                                                 $             3,239
                                                                             ===================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Lines of credit                                                               $        1,650,000
Accounts payable                                                                         366,242
Related party payable                                                                    306,519
Accrued salaries                                                                         297,980
Accrued interest                                                                          81,696
                                                                             -------------------


Total current liabilities                                                              2,702,437


Commitments                                                                                   --

STOCKHOLDERS' DEFICIT
Preferred stock authorized, 1,000,000 shares $0.01 par value, none
     issued or outstanding                                                                    --
Common stock authorized, 100,000,000 shares $0.001 par value                              75,789
Additional paid-in capital                                                             8,000,120
Deferred compensation and services                                                    (3,720,752)
Accumulated development stage deficit                                                 (7,054,355)
                                                                             -------------------


Total stockholders' deficit                                                           (2,699,198)
                                                                             -------------------

Total liabilities and stockholders' deficit                                  $             3,239
                                                                             ===================




The accompanying notes are an integral part of this financial statement.

                            US Global Aerospace, Inc.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS


                                                                                                 Cumulative
                                                                                             Results of operations
                                                                                              from March 20, 2002
                                                   Year ended           Period ended          (date of inception)
                                                    March 31,             March 31,            through March 31,
                                                      2003                  2002                   2003
                                                      ----                  ----                   ----

OPERATING EXPENSES
Research and development                         $ 1,627,662             $      --               $ 1,627,662
General and administrative
   Non-cash compensation and services
                                                   3,088,327                    --                 3,088,327
   Other                                           2,805,665                   8,052               2,813,717
                                                 -----------             -----------             -----------

Total operating expenses                           7,521,654                   8,052               7,529,706
                                                 -----------             -----------             -----------

Operating loss
                                                  (7,521,654)                 (8,052)             (7,529,706)

OTHER INCOME (EXPENSE)
   Debt restructure                                  617,904                    --                   617,904
   Other income                                       10,045                    --                    10,045
   Other expense                                    (152,598)                   --                  (152,598)
                                                 -----------             -----------             -----------

Total other income (expense)                         475,351                    --                   475,351
                                                 -----------             -----------             -----------

NET LOSS                                         $(7,046,303)            $    (8,052)            $(7,054,355)
                                                 ===========             ===========             ===========

Net loss per share, basic and diluted            $     (0.10)            $     (0.00)            $     (0.10)




The accompanying notes are an integral part of these financial statements.

                            US Global Aerospace, Inc.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
             From inception (March 20, 2002) through March 31, 2003


                                                                                     Additional          Deferred
                                                           Common Stock                Paid-in         Compensation
                                                        Shares       Amount            Capital         and Services


Balance at inception (March 20, 2002)                         --    $        --       $      --         $      --


Issuance of common stock on March 20, 2002
to founder for cash                                   15,000,000          5,000              --                --

Exchange of common stock of USDR Global
Aerospace, Ltd. for CPI common stock                 (15,000,000)        (5,000)             --                --

Issuance of CPI common stock in conjunction
with share exchange with USDR Global
Aerospace, Ltd.                                       60,362,157         60,362           (55,362)             --

Net loss for the period                                     --             --                --                --
                                                     -----------    -----------       -----------       -----------

Balance at March 31, 2002                             60,362,157         60,362           (55,362)             --

Issuance of common stock on May 16, 2002
in conjunction with consulting agreements at
$1.17 per share                                        5,437,500          5,438         6,338,312        (6,343,750)

Net assets acquired in share exchange agreement
on May 17, 2002
                                                            --             --                 446              --

Issuance of common stock on July 23, 2002
in exchange for accounts payable at $0.67 per
share                                                    210,486            210           140,114              --

Issuance of common stock on August 22, 2002
in exchange for accounts payable at $0.36 per
share                                                    211,638            212            75,272              --

Issuance of common stock on September 17, 2002
in exchange for accounts payable at $0.16 per
share                                                    349,212            349            55,525              --

Issuance of common stock on September 24, 2002
in consideration for consulting services at
$0.18 per share                                        1,687,500          1,688           307,687          (309,375)

Issuance of common stock on September 25, 2002
in exchange for accounts payable at $0.20 per
share                                                    635,889            636           126,542              --

Issuance of common stock on September 30, 2002
in consideration  for professional  services at
$0.20 per share                                          150,000            150            29,850              --

Issuance of common stock on October 23, 2002,
in consideration  for professional  services at
$0.14 per share                                           45,000             45             6,105              --

Issuance of common stock on November 11, 2002,
in exchange for  accounts  payable at $0.10 per
share                                                    549,999            550            54,450              --

Issuance of common stock on November 19, 2002,
in settlement of  outstanding  notes payable at
$0.16 per share                                        4,163,928          4,164           648,185              --

Issuance of common stock on November 19, 2002,
in consideration  for professional  services at
$0.16 per share                                           87,996             88            13,698              --

Issuance of common stock on December 27, 2002,
in exchange for  accounts  payable at $0.14 per
share                                                    468,381            468            65,105              --






                                                          Accumulated
                                                          Development          Total
                                                             Stage         Stockholders'
                                                            Deficit           Deficit


Balance at inception (March 20, 2002)                  $      --         $


Issuance of common stock on March 20, 2002
to founder for cash                                           --               5,000

Exchange of common stock of USDR Global
Aerospace, Ltd. for CPI common stock                          --              (5,000)

Issuance of CPI common stock in conjunction
with share exchange with USDR Global
Aerospace, Ltd.                                               --               5,000

Net loss for the period                                     (8,052)           (8,052)
                                                       -----------       -----------

Balance at March 31, 2002                                   (8,052)           (3,052)

Issuance of common stock on May 16, 2002
in conjunction with consulting agreements at
$1.17 per share                                               --                --

Net assets acquired in share exchange agreement
on May 17, 2002
                                                              --                 446

Issuance of common stock on July 23, 2002
in exchange for accounts payable at $0.67 per
share                                                         --             140,324

Issuance of common stock on August 22, 2002
in exchange for accounts payable at $0.36 per
share                                                         --              75,484

Issuance of common stock on September 17, 2002
in exchange for accounts payable at $0.16 per
share                                                         --              55,874

Issuance of common stock on September 24, 2002
in consideration for consulting services at
$0.18 per share                                               --                --

Issuance of common stock on September 25, 2002
in exchange for accounts payable at $0.20 per
share                                                         --             127,178

Issuance of common stock on September 30, 2002
in consideration  for professional  services at
$0.20 per share                                               --              30,000

Issuance of common stock on October 23, 2002,
in consideration  for professional  services at
$0.14 per share                                               --               6,150

Issuance of common stock on November 11, 2002,
in exchange for  accounts  payable at $0.10 per
share                                                         --              55,000

Issuance of common stock on November 19, 2002,
in settlement of  outstanding  notes payable at
$0.16 per share                                               --             652,349

Issuance of common stock on November 19, 2002,
in consideration  for professional  services at
$0.16 per share                                               --              13,786

Issuance of common stock on December 27, 2002,
in exchange for  accounts  payable at $0.14 per
share                                                         --              65,573

The accompanying notes are an integral part of this financial statement.

                            US Global Aerospace, Inc.
                          (A development stage company)
                 STATEMENT OF STOCKHOLDERS' DEFICIT - CONTINUED
             From inception (March 20, 2002) through March 31, 2003



                                                                                                        Accumulated
                                                                            Additional     Deferred     Development       Total
                                                      Common Stock             Paid      Compensation      Stage      Stockholders'
                                                  Shares        Amount       Capital     and Services     Deficit        Deficit

Issuance of common stock on January 1, 2003,
in consideration for consulting services at
$0.17 per share                                    122,502         123         20,377           --             --           20,500

Issuance of common stock on January 16, 2003,
in consideration for consulting services at
$0.13 per share                                    453,948         454         57,046           --             --           57,500

Issuance of common stock on February 1, 2003,
in consideration for services at $0.14 per
share                                               30,000          30          4,170           --             --            4,200

Issuance of common stock on February 3, 2003,
in settlement of outstanding notes payable at
$0.15 per share                                    323,121         323         48,145           --             --           48,468

Issuance of common stock on March 5, 2003,
in exchange for accounts payable at $0.13 per
share                                              316,418         316         40,818           --             --           41,134

Issuance of common stock on March 5, 2003,
in consideration for services at $0.13 per
share                                              183,215         183         23,635        (23,818)          --             --

Amortization of deferred compensation and
services                                              --          --             --        2,956,191           --        2,956,191

Net loss for the year
                                                      --          --             --             --       (7,046,303)    (7,046,303)
                                                ----------    --------    -----------    -----------    -----------    -----------

Balance at March 31, 2003                       75,788,890    $ 75,789    $ 8,000,120    $(3,720,752)   $(7,054,355)   $(2,699,198)
                                                ==========    ========    ===========    ===========    ===========    ===========






The accompanying notes are an integral part of this financial statement.

                            US Global Aerospace, Inc.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                    Cumulative
                                                                                                               results of operations
                                                                                                                from March 20, 2002
                                                                         Year ended           Period ended      (date of inception)
Increase (Decrease) in Cash                                              March 31,              March 31,        through March 31,
                                                                           2003                   2002                 2003
                                                                           ----                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(7,046,303)            $    (8,052)            $(7,054,355)
Adjustments to reconcile net loss to net
 cash used in operating activities
    Common stock issued for services
                                                                         3,088,327                    --                 3,088,327
    Forgiveness of loans and accounts payable                             (617,904)                   --                  (617,904)
    Changes in assets and liabilities
      Accrued interest                                                     119,537                    --                   119,537
      Accounts payable                                                     917,137                   8,052                 925,189
      Accrued salaries                                                     297,980                 297,980
      Related party payable                                                306,519                    --                   306,519
                                                                       -----------             -----------             -----------

 Net cash used in operating activities                                  (2,934,707)                   --                (2,934,707)
                                                                       -----------             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired in conjunction with share exchange agreement                  2,946                    --                     2,946
                                                                       -----------             -----------             -----------

 Net cash provided by investing activities                                   2,946                    --                     2,946
                                                                       -----------             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                       --                     5,000                   5,000
 Proceeds from loan payable                                              1,280,000                    --                 1,280,000
 Proceeds from lines of credit                                           1,650,000                    --                 1,650,000
                                                                       -----------             -----------             -----------

 Net cash provided by financing activities                               2,930,000                   5,000               2,935,000
                                                                       -----------             -----------             -----------

Net increase (decrease) in cash                                             (1,761)                  5,000                   3,239

Cash at beginning of period                                                  5,000                    --                      --
                                                                       -----------             -----------             -----------

Cash at end of period                                                  $     3,239             $     5,000             $     3,239


NON-CASH INVESTING AND FINANCING ACTIVITIES
 Accounts payable acquired in conjunction with share
 exchange agreement                                                    $     2,500             $     2,500             $     2,500
                                                                       ===========             ===========             ===========

 Common stock issued in exchange for accounts payable                  $   560,567             $      --               $   560,567
                                                                       ===========             ===========             ===========


 Common stock issued in exchange for loans payable
 and accrued interest                                                  $   700,817             $      --               $   700,817
                                                                       ===========             ===========             ===========






The accompanying notes are an integral part of these financial statements.

                            US Global Aerospace, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USDR Global Aerospace, Ltd. (USDRGA), a development stage company, was incorporated in the state of Delaware on March 20, 2002. As discussed in note 3, the Company entered into a share exchange agreement with US Global Aerospace, Inc. (USGA or the Company) (formerly known as Caring Products International Inc.) on May 17, 2002, which resulted in the exchange of one share of the Company's common stock for four shares of USGA. As a result of the transaction, the Company became a wholly owned subsidiary of USGA. Effective September 26, 2002, the Company changed its name from Caring Products International, Inc. to US Global Aerospace, Inc. On December 31, 2002, the Company completed a merger of its wholly owned subsidiary, USDR Global Aerospace, Ltd. with and into the Company. US Global Aerospace, Inc. was the resulting company from the mergers.

USGA is an aerospace research, development and engineering company with expertise in the emerging field of nanotechnology. Activities to date include conducting research and development, acquiring and developing intellectual property, raising capital, and designing and building prototype equipment.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

NET LOSS PER SHARE
Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic loss per share were 68,917,889, 60,362,158 and 68,667,588 for the year and period ended March 31, 2003 and 2002 and from inception (March 20, 2002) through March 31, 2003, respectively. At March 31, 2003, there were 72,338 shares of potentially issueable common stock. Because of the net loss for the years and period ended March 31, 2003 and 2002 and since inception (March 20, 2002) through March 31, 2003, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

STOCK SPLIT
On February 13, 2003, the Board of Directors approved a three-to-one stock split for the Company's common stock, with a record date of February 24, 2003. All shares and per share amounts have been retroactively restated to reflect the split.

STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan, which is described more fully in Note 10. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. No options were granted under the plan for the year and period ended March 31, 2003 and 2002 and since inception (March 20, 2002). Options outstanding as of March 31, 2003, as described in Note 10, were granted under the stock option plan of USGA (fka Caring Products International) prior to the merger with the Company and were fully vested as of the merger date (May 17, 2002). Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, during the year and period ended March 31, 2003 and 2002 and since inception (March 20, 2002).

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  BASIS OF PRESENTATION

The share exchange transaction resulted in the owners and management of USDRGA having effective operating control of the combined entity. Under accounting principles generally accepted in the United States of America, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by USDRGA for the net monetary assets of US Global Aerospace, Inc. (USGA fka Caring Products International) accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" USGA, are those of the "legal acquiree" (USDRGA), (i.e. the accounting acquirer).

Accordingly, the financial statements of USGA as of and for the year and period ended March 31, 2003 and 2002 and since inception (March 20, 2002), are the historical financial statements of USDRGA. All references to common stock have been retroactively restated to reflect the share exchange and recapitalization of the Company. In conjunction with the share exchange and recapitalization, the Company recorded net assets of USGA totaling $446, which included cash of $2,946 and payables of $2,500.

NOTE 3 - MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials and nano and micro sound generating devices for breach barriers and non-lethal weapon applications. The Company is focusing its efforts on developing a broad range of defense and law enforcement applications for the materials it creates. Currently, most of the Company's products are being developed for use by the military and homeland security. Accordingly, no operating revenues have been generated. In 2002, the Company obtained three loans from a bank for amounts totaling up to $1,650,000. In addition, the Company has received $1,280,000 in loans since inception from third parties and an existing shareholder. At this time, to conserve revenues, the Company does not manufacture its products nor does it maintain a sales force. These functions are outsourced. The Company has applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. The Company is also negotiating with various government agencies and private companies for the sale of its products. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from grants and product sales, it will be required to seek financing from its largest stockholder, who has provided financing and a loan guarantee for the Company in the past. The stockholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

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

NOTE 5.  RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in note 4. Aerospace has provided employees and product development services to the Company. Certain expenses are allocated between Aerospace and the Company, as determined by management. For the year and period ended March 31, 2003 and 2002 and since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million, for which the Company currently owes Aerospace $306,519 as of March 31, 2003. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired 25 individuals previously employed through Aerospace. Aerospace continued to provide office and lab to the Company through April 30, 2003 until the Company obtained its new facility on May 1, 2003. Aerospace continues to provide certain supplies and services to the Company. The Chairman and CEO of the Company will continue to provide cash to support the Company's operations until such time the Company generates cash through operations or financing is obtained from the issuance of debt or equity.

NOTE 6.  STOCKHOLDER LOAN PAYABLE AND LINES OF CREDIT

Through November 2002, the Company has received loan advances from an existing shareholder totaling $920,000. In November 2002, the Company entered into a settlement agreement resulting in the issuance 3,008,316 shares of restricted common stock for the repayment of $475,000 in principal and $26,386 in accrued interest of the outstanding advances and the remaining payable of $445,000 was forgiven and recognized as debt restructure income in the statement of operations for the year ended March 31, 2003.

In addition, the shareholder arranged a loan transaction pursuant to which the Company received $360,000 from third-party lenders. In November 2002, the Company entered into a settlement agreement resulting in the issuance of 1,155,612 shares of restricted common stock for the repayment of $185,000 in outstanding principal and $7,146 in accrued interest of the outstanding loan advances. Additionally, a total of $125,000 in advances was forgiven and recognized as debt restructure income in the statement of operations for the year ended March 31, 2003. In connection with this transaction, the shareholder pledged 750,000 shares of the Company's common stock as security for the loan, which shares were ultimately released from escrow to the lenders in connection with the settlement agreement. On February 18, 2003, the Company settled its remaining outstanding loan payable of $50,000 plus accrued interest in exchange for 323,121 shares of common stock.

During the year ended March 31, 2003, the Company recognized approximately $47,900 of additional income as a result of the difference between the fair value of common stock issued and the principal amount of debt exchanged.

On September 30, 2002, the Company entered into a line of credit agreement with a bank for $1,000,000. The line of credit bears interest at 13% and matures on June 30, 2003. The line of credit is secured by the assets of the Company and is guaranteed by an officer of the Company. On November 27, 2002, the Company secured an additional $400,000 line of credit with the same bank and on January 28, 2003, the Company secured an additional $250,000. The additional lines have the same terms as the September line of credit and are due on June 30, 2003. As of March 31, 2003, the Company had a total outstanding principal balance of $1,650,000 and accrued interest of $81,696. The bank has extended the lines of credit through August 31, 2003.

NOTE 7.  CONSULTING AGREEMENTS

On May 15, 2002, the Company entered into various consulting agreements for services in exchange for 15,000,000 shares of the Company's common stock, which were issued under the 2001 Employee Stock Compensation Plan. However, in August 2002, the Company and certain of the consultants mutually agreed to terminate their respective consulting agreements and 9,562,500 that had been issued were returned to the Company and cancelled. Accordingly, the 9,562,500 cancelled shares are not considered issued or outstanding at March 31, 2003.

The remaining 5,437,500 shares issued under the consulting agreements were recorded at their fair value totaling $6,343,750 as deferred compensation and services. The deferred compensation and services is being recognized over the period of the consulting agreement of two years.

In August 2002, the Company entered into an agreement incident to an existing consulting agreement pursuant to which an additional 1,687,500 shares of restricted common stock were issued subject to vesting conditions. The shares were recorded at their fair value totaling $309,375 and are being recognized over the vesting period.

For the years ended March 31, 2003, the Company recognized $2,956,191 of non-cash expense relating to these agreements.

NOTE 8.  COMMITMENTS

On April 28, 2003, the Company entered into an operating lease for its office space and research facilities expiring in May 2006. The following is a schedule by years of future minimum lease payments under operating the lease.


                Year ending March 31,
-------------------------------------------------------

                         2004                                $      121,000
                         2005                                       132,000
                         2006                                       132,000
                         2007                                        11,000
                                                             ---------------

      Future minimum lease payments                          $      396,000
                                                             ===============

NOTE 9.  INCOME TAXES

The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the year ended March 31, 2003:

         Tax benefit computed at federal statutory rate      $  ( 2,396,000)
         Research and development tax credit
                                                                    (49,000)
         Increase in valuation allowance                          2,445,000
                                                             ------------------

                                                             $
                                                             ==================

The Company's tax benefit computed at the federal statutory rate for the period ended March 31, 2002 totaled approximately $2,700.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows at March 31, 2003:


         Net deferred tax asset                                 $  7,298,000
         Research and development tax credit Start up costs           49,000
                                                                ------------
                                                                   7,347,000

         Less valuation allowance                                 (7,347,000)
                                                                ------------

                                                                $         --
                                                                ------------

The Company has established a valuation allowance of approximately $7,347,000 to offset the deferred tax asset, due to the uncertainty of future utilization. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards or built-in deductions after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the net operating loss costs carryover may be been limited.

NOTE 10.        STOCK OPTIONS AND WARRANTS

On April 10, 2003, the Company adopted the Amended and Restated 2002 Stock Plan (2002 Stock Plan). Under the 2002 Stock Plan, officers, directors, employees, consultants, advisors and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 15,000,000 shares of common stock. The options are to be granted at not less than 85% of the fair value of the Company's common stock on the date of the grant. The options generally vest over five years and expire ten years from date of grant. The plan also allows for the granting of a stock award whereby the purchase price of the stock award granted also may not be less than 85% of the fair value of the Company's common stock. In addition the plan allows for the granting of stock bonuses. The terms of the awards and bonuses are to be determined by a committee appointed by the Board of Directors.

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plans. As of March 31, 2003, there were no options granted under the 2002 Stock Plan.

On April 10, 2003, the Company granted 2,794,684 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries totaling $210,000.

Prior to the merger with the Company, USGA (fka Caring Products International) had a 2001 Employee Stock Compensation Plan (2001 Plan) that allowed for the granting of stock options to employees and consultants. As of March 31, 2003, options outstanding and exercisable under the 2001 plan totaled 13,875. The options have a weighted average price of $0.06 and remaining contractual life of ..18 years. No options were granted under the 2001 plan for the year and period ended March 31, 2003 and 2002. During the year and period ended March 31, 2003 and 2002, 3,375 and 3,015 shares with weighted average exercise prices of $0.06 to $0.15 expired, respectively. The remaining options under the 2001 plan will expire during the fiscal year ended March 31, 2004 and the Company does not expect to grant any further options under the 2001 plan.

Also, prior to the merger between USGA and the Company, warrants to purchase shares of common stock were outstanding. As of March 31, 2003, 58,463 warrants with a weighted average exercise price of $0.17 were outstanding and exercisable.

NOTE 11.        RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. In the current year, the Company has adopted SFAS 145, which resulted in the recording of debt restructuring as other income in the accompanying financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 did not have an impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The initial application of SFAS 148 did not have an impact on the Company's financial statements.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The initial application of FIN 45 did not have an impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

         As of March 31, 2003, our officers and directors were:

NAME                 AGE         TITLE

John Robinson        49          Chief Executive Officer, Chairman of the Board

Julie Seaman         43          Treasurer, Secretary, Director

         There are no family relationships among any of the directors or officers of USGA.

         The size of our board of directors is currently fixed at two members. Members of the board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the board.

         John Robinson, Chief Executive Officer, Chairman of the Board of Directors. Mr. Robinson became a director and our Chief Executive Officer in conjunction with the share exchange that took place with USDR Global Aerospace, Ltd. on May 17, 2002. Prior to joining USGA, Mr. Robinson served from March 1997 until May 17, 2002 as President and Chief Executive Officer to USDR, Inc. Mr. Robinson served in the same capacities to each of USDR Inc.'s affiliates, including USDR Aerospace, Ltd., from October 2001. From 1993 to 1996, Mr. Robinson was President and Chief Executive Officer of United States Defense Research, Inc., a U.S. government contractor that manufactured precision parts for military equipment.

         Julie Seaman, Treasurer, Secretary and director. Ms. Seaman became a director and officer on June 17, 2002. Prior to joining USGA, Ms. Seaman served as Treasurer and Director of Administration to USDR, Inc. from March 1997, and held the same positions for each of USDR, Inc.'s affiliates, including USDR Aerospace, Ltd., since October 2001. From 1993 to 1996, Ms. Seaman was Treasurer and Director of Administration to United States Defense Research, Inc., a U.S. government contractor that manufactures precision parts for military equipment.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2003, we believe that all reporting requirements applicable to our executive officers, directors and more than ten percent stockholders were complied with for the fiscal year ended March 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

         The following tables and discussion set forth information with respect to all incentive stock option plan and non-plan compensation awarded to, earned by or paid to the President or Chief Executive Officer for all services rendered in all capacities to USGA for each of its last three completed fiscal years. No disclosure has been made for any executive officer, other than the Chief Executive Officer and President, because, during the last three completed fiscal years, no other executive officer received compensation exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM COMPENSATION
                                                                       -----------------------------------------
                                 ANNUAL COMPENSATION                    AWARDS                              PAYOUTS
                             --------------------------------------------------------------------------------------
                                                    Other           Restricted                            All Other
                                                     Annual         Stock        Securities     LTIP      Compen-sation
Name and Principal            Salary       Bonus    Compensation    Awards       Underlying     Payout       ($)
Position               Year       ($)        ($)         ($)            ($)      Options/SARs     ($)
                                                           -

John Robinson, Chief
Executive Officer      2003   125,000(1)      0           0              0             0           0          0

Susan A. Schreter
President              2002        0          0           0              0             0           0          0

Susan A. Schreter
President              2001     66,000        0           0              0             0           0          0

(1) Mr. Robinson's salary was accrued but was not paid as of March 31, 2003.

STOCK OPTIONS

         There were no stock options granted to executive officers during the fiscal year ended March 31, 2003 and there was no exercise of incentive stock options during the last completed fiscal year by the executive officers.

DIRECTOR COMPENSATION

            There is no standard or individual compensation package for any of the directors.

EMPLOYMENT CONTRACTS

            There are no employment contracts with the executive officers listed in the Summary Compensation Table.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of June 26, 2003 as to each person who is known to USGA to be the beneficial owner of more than 5% of USGA's outstanding common stock and as to the security and percentage ownership of each executive officer and director of USGA and all officers and directors of USGA as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed. The number of shares listed in the table reflects the 3 for 1 stock split that was effective on March 5, 2003.

------------------- ------------------------------------ -------------------------- -------------------------
                             Name and Address               Security Ownership             Percentage
     Title of                       Of                       Amount and Nature                 Of
      Class                  Beneficial Owners            Of Beneficial Ownership            Class
------------------- ------------------------------------ -------------------------- -------------------------
      Common        John Robinson                               46,500,000                   58.93%
                    2533 North Carson Street, #5107
                    Carson City, NV 89706
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Julie Seaman                                 1,555,095                   1.97%
                    2533 North Carson Street #5107
                    Carson City, NV 89706
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Carolyn Robinson                             6,000,000                   7.60%
                    4455 Camp Bowie Boulevard
                    Suite 114
                    Ft. Worth, TX 76107
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Gerald H. Wiener                             6,000,000                   7.60%
                    11111 Santa Monica Blvd.
                    Suite 850
                    Los Angeles, CA 90025
------------------- ------------------------------------ -------------------------- -------------------------
                    Officers and Directors as a group
                    (2 persons)                                 48,055,095                   60.95%
------------------- ------------------------------------ -------------------------- -------------------------

(1) There are no shares that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 14, 2002, USDR Aerospace, Ltd., a company controlled by our Chief Executive Officer, entered into an agreement with USGA to assign its patent rights to the Guardian Door to USGA for consideration of $10 and a promise to pay a royalty of 3.5% on all of USGA's sales until USDR Aerospace, Ltd. received a total of $15,000,000, at which time the royalty would be reduced to 1% on all sales until all patent rights related to the G-Lam ballistic material expired.

         Furthermore, USDR Aerospace, Ltd. has provided employees and product development services to USGA. During the fiscal year ended March 31, 2003, USDR Aerospace, Ltd. provided approximately $2,889,300 in services to USGA. As of March 31, 2003, USGA owed USDR Aerospace, Ltd. $306,519 for these services.

         As of March 31, 2003, USGA received loan advances from a shareholder totaling $920,000. In November 2002 USGA entered into a settlement agreement resulting in the issuance of 3,008,316 shares of restricted common stock for the repayment of $475,000 in principal and $26,386 in accrued interest of the outstanding advances. The remainder was forgiven and recognized as debt restructure income during the fiscal year ended March 31, 2003.

         As of March 31, 2003, our largest shareholder guaranteed USGA's bank line of credit in the amount of $1,650,000. The line of credit is due to be repaid on August 31, 2003. As of March 31, 2003, interest accrued on the line of credit was $81,696.

         On May 1, 2003, one of our directors guaranteed our payment and performance of a lease entered into for our research division.

ITEM 13.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the "Evaluation Date"), USGA's principal executive officer ("CEO") and its principal financial officer ("PFO") carried out an evaluation of the effectiveness of USGA's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, USGA's CEO and PFO believe:

                  (i) that USGA's disclosure controls and procedures are designed to ensure that information required to be disclosed by USGA in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to USGA's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

                  (ii) that USGA's disclosure controls and procedures are effective.

         In connection with their audit of USGA's financial statements as of and for the year ended March 31, 2003, Grant Thornton LLP ("GT") advised USGA that it had identified certain deficiencies in USGA's internal control procedures that GT considered to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. GT advised the Board of Directors on July 1, 2003, that it identified certain deficiencies in USGA's ability to timely and accurately present our financial reports.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above. Although we have not yet taken any corrective actions with respect to the material weaknesses we have disclosed above, these matters have been discussed by GT with USGA's Board of Directors. We intend to take corrective actions during the 2003 reporting period.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2. Agreement and Plan of Share Exchange between Caring Products International, Inc. and USDR Global Aerospace, Ltd. and the Shareholders of US Global Aerospace, Ltd. dated as of May 15, 2002(1)
         3.1      Certificate of Incorporation, as amended(2)
         3.2      Bylaws(3)
         10.1 Gross Lease Agreement dated April 28, 2003 between USGA and West Harris Property, Inc.(5)
         10.2     Addendum E to Lease/Guarantee executed by Julie Seaman.(5)
         10.3 Intellectual Property Assignment and Royalty Agreement dated May 14, 2002 between USDR Aerospace, Ltd. and USDR Global Aerospace, Ltd.(5)
         10.4     US Global Aerospace, Inc. Amended and Restated 2002 Stock
                  Plan(4)
         10.5 Settlement Agreement and Mutual Release among ERBC Holdings, Ltd., USGA, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd., Live Oak Capital, LLC, Nicholas Lattanzio, Margeret K. Curtis, Smith Point Capital, Ltd. and Daniel T. Guilfoile dated November 20, 2002(5)
         10.6 Settlement Agreement and Mutual Release among USGA, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd., and Richard Wall dated November 19, 2002(5)
         10.7 Settlement Agreement and Mutual Release among USGA, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd., Richard A. Wall, ECON Investor Relations, Inc. and Dawn Van Zant dated November 19, 2002(5)
         10.8 Promissory Note and Commercial Security Agreement between USGA and Western Security Bank dated June 30, 2003(6)
         10.9 Commercial Guaranty between John D. Robinson and Western Security Bank(6)
         23.      Consent by Grant Thornton LLP(5)
         99.1     Certification by Chief Executive Officer (5)
         99.2     Certification by Principal Financial Officer(5)
--------------------------------------

(1) Incorporated by reference from a Form 8-K filed by USGA with the Securities and Exchange Commission on May 30, 2002.
(2) Incorporated by reference from amendment number 1 to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 20, 1996.
(3) Incorporated by reference from the registration statement on Form SB-2 filed with the Securities and Exchange Commission on September 12, 1995.
(4) Incorporated by reference from a definitive information statement filed by USGA with the Securities and Exchange Commission on June 20, 2003.
(5) Attached hereto.
(6) To be filed by amendment.

(b) Reports on 8-K

         On February 20, 2003 USGA filed a Form 8-K announcing a 3 for 1 forward stock split that was effective on February 13, 2003 for holders of record on February 24, 2003.

         On March 25, 2003 USGA filed an amended Form 8-K that included audited financial statements for USDR Global Aerospace, Ltd.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                           US GLOBAL AEROSPACE, INC.


Date: July 11, 2003
                           By:/s/John Robinson
                              -----------------------------------------
                                John Robinson, Chairman and Chief Executive
                                Officer

                           By:/s/Julie Seaman
                              -----------------------------------------
                                 Julie Seaman, Secretary and Principal Financial Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                Title                                               Date

                                    Chairman, Chief Executive Officer               July 11, 2003
/s/John Robinson                       and director
--------------------------
John Robinson

                                    Treasurer, Principal Financial Officer          July 11, 2003
/s/Julie Seaman                        and director
--------------------------
Julie Seaman

                                  CERTIFICATION
     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Robinson, certify that:

1.       I have reviewed this annual report on Form 10-KSB of US Global
         Aerospace, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/John Robinson                                  July 11, 2003
---------------------------
John Robinson
Chief Executive Officer

                                  CERTIFICATION
     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Julie Seaman, certify that:

1.       I have reviewed this annual report on Form 10-KSB of US Global
         Aerospace, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/Julie Seaman                                  July 11, 2003
---------------------------
Julie Seaman
Principal Financial Officer