Form 10KSB/A
period 2003-03-31
US GLOBAL AEROSPACE  INC
filed 2003-07-15
CIK 1001111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the Fiscal Year Ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-23339

                            US GLOBAL AEROSPACE, INC.
                 (Name of Small Business Issuer in its charter)

               Delaware                                  13-3720542
     ----------------------------          ------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

                      2533 North Carson Street, Suite 5107
                            Carson City, Nevada 89706
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (775) 841-3246

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which each is registered
    -------------------        -------------------------------------------------
          None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
                          -----------------------------
                                (Title of class)


                       DOCUMENTS INCORPORATED BY REFERENCE

   None

   Transition Small Business Disclosure Format:   Yes       No    X
                                                      -----     -----

                                EXPLANATORY NOTE

         This Amendment No. 1 ("Amendment No. 1") to the Annual Report of US Global Aerospace, Inc. on Form 10-KSB for the fiscal year ended March 31, 2003 amends the Form 10-KSB by adding to it two exhibits included on the original Exhibit List but not included in the original filing (exhibits 10.8 and 10.9).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on July 15, 2003.

                               US GLOBAL AEROSPACE, INC.



                               By: /s/ John Robinson
                                  -----------------------------------------
                                    John Robinson, Chief Executive Officer