Form 10QSB
period 2003-06-30
US GLOBAL AEROSPACE  INC
filed 2003-09-10
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 2003

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-23339


                            US GLOBAL NANOSPACE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                           13-3720542
     (State or other jurisdiction of            (I.R.S. Employer
      Incorporation or organization)           Identification No.)


                      2533 North Carson Street, Suite 5107
                            Carson City, Nevada 89706

                    (Address of principal executive offices)

                                  775-841-3246
               (Registrant's telephone number including area code)

                            US Global Aerospace, Inc.

        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 5, 2003 the issuer had 82,192,237 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ] No [x]

                            US GLOBAL NANOSPACE, INC.

                                      INDEX


                                                                                        PAGE
PART I
NUMBER

Item 1 - Financial Information

         Balance Sheets as of June 30, 2003 (unaudited) and March 31, 2003              F-1

         Statements of Operations - Three Months Ended
                  June 30, 2002 and 2003 and since inception (March 20, 2002) through   F-2
                  June 30, 2003 (unaudited)

         Statement of Stockholders' Deficit - Three Months Ended June 30, 2003          F-3

         Statements of Cash Flows - Three Months Ended
                  June 30, 2002 and 2003 and since inception (March 20, 2002) through   F-4
                  June 30, 2003

         Notes to the Financial Statements                                            F-5 - F-9

Forward Looking Statements                                                              1

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          2 - 5

Item 3 - Controls and Procedures                                                        5

PART II

Item 1 - Legal Proceedings                                                              6

Item 2 - Changes in Securities and Use of Proceeds                                      6

Item 3 - Defaults Upon Senior Securities                                                6

Item 4 - Submission of Matters to a Vote of Security Holders                            6

Item 5 - Other Information                                                              6

Item 6 - Exhibits and Reports on Form 8-K                                               7 - 8

Signature Page

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

        Balance Sheets as of June 30, 2003 (unaudited) and March 31, 2003

                                                                                   June 30                    March 31,
ASSETS                                                                               2003                        2003
                                                                         ----------------------------- -------------------------
                                                                                 (unaudited)
CURRENT ASSETS
  Cash                                                                                    $     1,388                 $   3,239
  Accounts Receivable                                                                          31,581                         -
  Deposits                                                                                     11,000                         -
                                                                         ----------------------------- -------------------------

   Total current assets                                                                        43,969                     3,239
                                                                         ----------------------------- -------------------------

      Total assets                                                                        $    43,969                 $   3,239
                                                                         ============================= =========================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Lines of credit                                                                      $   1,650,000              $  1,650,000
   Accounts payable                                                                           459,572                   366,242
   Shareholder loans payable                                                                  173,221                         -
   Related party payable                                                                      304,078                   306,519
   Accrued salaries                                                                           552,525                   297,980
   Accrued interest                                                                           109,214                    81,696
                                                                         ----------------------------- -------------------------

       Total current liabilities                                                            3,248,610                 2,702,437

COMMITMENTS                                                                                    -                         -

STOCKHOLDERS' DEFICIT
  Preferred stock authorized, 1,000,000 shares $0.01 par value,
      none issued or outstanding                                                               -                         -
  Common stock authorized, 100,000,000 shares $0.001 par value                                 79,227                    75,789
  Additional paid-in capital                                                                8,314,751                 8,000,120
  Deferred compensation and services                                                      (2,867,253)               (3,720,752)
  Accumulated development stage deficit                                                   (8,731,366)               (7,054,355)
                                                                         ----------------------------- -------------------------


      Total stockholders' deficit                                                         (3,204,641)            $  (2,699,198)
                                                                         ----------------------------- -------------------------

      Total liabilities and stockholders' deficit                                         $    43,969                $    3,239
                                                                         =======================================================

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                            Statements of Operations
                    Three Months Ended June 30, 2002 and 2003

                                                                                                      Cumulative
                                                                                                 results of operations
                                                                                                  from March 20, 2002
                                                        Three months         Three months         (date of inception)
                                                       Ended June 30,       ended June 30,         through June 30,
                                                            2003                 2002                    2003
                                                      ---------------       --------------        ----------------------
REVENUES                                              $    53,174              $      --                $    53,174
                                                      -----------              -----------              -----------

OPERATING EXPENSES
   Research and development                           $   174,468              $   520,883              $ 1,802,130
   General and administrative
      Non-cash compensation and services                  899,020                  382,363                3,987,347
      Other                                               548,947                  586,851                3,362,664
                                                      -----------              -----------              -----------


      Total operating expenses                          1,622,435                1,490,097                9,152,141
                                                      -----------              -----------              -----------

      Operating loss                                   (1,569,261)              (1,490,097)              (9,098,967)


OTHER INCOME (EXPENSE)
    Debt restructure                                         --                       --                    617,904
    Other income                                             --                       --                     10,045
    Interest expense                                     (107,750)                    (755)                (260,348)
                                                      -----------              -----------              -----------


     Total other income (expense)                     $  (107,750)             $      (755)             $   367,601
                                                      -----------              -----------              -----------

    NET LOSS                                          $(1,677,011)             $(1,490,852)             $(8,731,366)
                                                      -----------              -----------              -----------

                                                      -----------              -----------              -----------


    Net loss per share, basic and diluted             $     (0.02)             $     (0.02)             $     (0.11)
                                                      -----------              -----------              -----------


The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                       Statement of Stockholders' Deficit
                        Three Months Ended June 30, 2003

                                                                                                    Accumulated
                                                                    Additional      Deferred        Development          Total
                                          Common Stock                Paid-in     Compensation         Stage         Stockholders'
                                           Shares        Amount       Capital     and Services        Deficit           Deficit
                                           ------        ------       -------     ------------        -------           -------
Balance at April 1, 2003                   75,788,890  $ 75,789  $  8,000,120   $   (3,720,752)   $  (7,054,355)    $ (2,699,198)

Issuance of common stock on
April 10, 2003 in consideration for
wages at $0.10 per share                    2,794,684     2,795       276,674            -                -              279,469

Issuance of common stock on
May 13, 2003 in consideration for legal
services at $0.06 per share                   583,334       583        34,417            -                -               35,000

Issuance of common stock on
June 23, 2003 in consideration for
services at $0.06 per share                    60,000        60         3,540            -                -                3,600

Amortization of deferred compensation
and services                                     -        -             -              853,499           -               853,499

Net loss for the period                          -        -             -                -           (1,677,011)      (1,677,011)

                                         -----------------------------------------------------------------------------------------
Balance at June 30, 2003                   79,226,908  $ 79,227  $  8,314,751    $  (2,867,253)   $  (8,731,366)    $ (3,204,641)
                                         =========================================================================================

The accompanying notes are an integral part of this financial statement.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                            Statements of Cash Flows
                    Three Months Ended June 30, 2002 and 2003

                                                                                                                     Cumulative
                                                                                                               results of operations
                                                                                                                From March 20, 2002
                                                                            Three months     Three months       (date of inception)
                                                                           ended June 30,    ended June 30        through June 30,
                                                                                2003             2002                   2003
                                                                         -----------------  ---------------- ---------------------
Increase  (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                            $  (1,677,011)    $  (1,490,852)        $  (8,731,366)
       Adjustments to reconcile net loss to net
                cash used in operating activities
              Common stock issued for services                                    899,020           382,363             3,987,347
              Forgiveness of loans and accounts payable                                 -                 -             (617,904)
              Changes in assets and liabilities
                  Accounts receivable                                            (31,581)                 -              (31,581)
                  Accrued interest                                                 27,519                 -               147,056
                  Deposits                                                       (11,000)                                (11,000)
                  Accounts payable                                                128,330           196,495             1,053,519
                  Accrued salaries                                                492,091                 -               790,072
                  Related party payable                                           (2,441)            39,083               304,078
                                                                         -----------------  ---------------- ---------------------


                          Net cash used in operating activities                 (175,072)         (872,911)           (3,109,779)
                                                                         -----------------  ---------------- ---------------------

                                                                         -----------------  ---------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Cash acquired in conjunction with share exchange agreement                     -             2,946                 2,946
                                                                         -----------------  ---------------- ---------------------

                         Net cash provided by investing activities                      -             2,946                 2,946

                                                                         -----------------  ---------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                                         -                 -                 5,000
         Proceeds from shareholder and other loans payable                        173,221           880,000             1,453,221
         Proceeds from lines of credit                                                  -                 -             1,650,000
                                                                         -----------------  ---------------- ---------------------


                        Net cash provided by financing activities                 173,221           880,000             3,108,221
                                                                         -----------------  ---------------- ---------------------

Net increase (decrease) in cash                                                   (1,851)            10,035                 1,388

Cash at beginning of period                                                         3,239             5,000                     -
                                                                         -----------------  ---------------- ---------------------


                                                                         -----------------  ---------------- ---------------------
Cash at end of period                                                      $        1,388    $       15,035        $        1,388
                                                                         -----------------  ---------------- ---------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
         Accounts payable acquired in conjunction with share
         exchange agreement                                                             -    $        2,500        $        2,500
                                                                         -----------------  ---------------- ---------------------

                                                                         -----------------  ---------------- ---------------------

         Common stock issued in exchange for accounts payable              $       35,000                 -        $      595,567
                                                                         -----------------  ---------------- ---------------------

                                                                         -----------------  ---------------- ---------------------
         Common stock issued in exchange for loans payable
              and accrued interest                                                      -                 -        $      700,817
                                                                         -----------------  ---------------- ---------------------

                                                                         -----------------  ---------------- ---------------------
         Common stock issued in exchange for wages                         $      237,547                 -        $      237,547
                                                                         -----------------  ---------------- ---------------------

                                                                         -----------------  ---------------- ---------------------


The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                        Notes to the Financial Statements

NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of US Global Nanospace, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2003.

Effective July 21, 2003, the Company changed its name from US Global Aerospace, Inc. to US Global Nanospace, Inc.

NOTE 2. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic and diluted loss per share were 78,613,737, 62,991,279 and 76,329,560 for the periods ended June 30, 2003 and 2002 and since inception (March 20, 2002) through June 30, 2003, respectively. At June 30, 2003, there were 57,563 shares of potentially issuable common stock. Because of the net loss for the three month periods ended June 30, 2003 and 2002 and since inception (March 20, 2002) through June 30, 2003, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 3. MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials and nano and micro sound generating devices for breach barriers and non-lethal weapon applications. The Company is focusing its efforts on developing a broad range of defense and law enforcement applications for the materials it creates. Currently, most of the Company's products are being developed for use by the military and homeland security. Upon the completion of the development of such products, the Company intends to market and sell to the aerospace and defense industries. Operating revenues have been generated in the amount of $53,174 for the three months ended June 30, 2003.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 3. MANAGEMENT PLANS (CONTINUED)

In fiscal 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $1,453,221 in loans since inception from third parties, existing shareholders and directors. At this time, to conserve cash, the Company does not manufacture its products nor does it maintain a sales force. These functions are outsourced. In addition, officers of the Company and certain employees have been deferring their salaries. The Company has applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. The Company is also negotiating with various government agencies and private companies for the sale of its products. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from grants and product sales, it will be required to seek financing from its largest stockholder, who has provided financing and a loan guarantee for the Company in the past. The stockholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 4. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. (Aerospace) entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the Intellectual Property have expired. For the period ended June 30, 2003, the Company has incurred a total of $1,857 in royalties from this agreement.

NOTE 5. RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in note 4. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million for which the Company currently owes Aerospace $304,078 as of June 30, 2003. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired 25 individuals previously employed through Aerospace. Aerospace continues to provide certain supplies and services to the Company.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 6. SHAREHOLDER LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% and matures on December 31, 2003. The Company owes Aerospace $55,030 as of June 30, 2003 under this loan agreement.

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations until such time the Company generates cash through operations or financing is obtained from the issuance of debt or equity. The Chairman and CEO of the Company also controls USDR(NV), Inc. (USDR) and on June 6, 2003 the Company entered into a loan agreement with USDR for amounts up to $125,000. The loan bears interest at 10% and matures on October 31, 2003. The Company owes USDR $67,191 as of June 30, 2003 under this loan agreement.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% and mature on October 31, 2003.

On April 29, 2003, April 30, 2003 and May 9, 2003, the Company entered into three loans totaling $35,000 from Directors. The loans bear interest at 10%. $10,000 matures on October 31, 2003 and $25,000 matures on December 1, 2003.

Note 7. LINES OF CREDIT

The Company has lines of credit with a bank for amounts up to $1,650,000. The lines of credit bear interest at 13% and mature on September 30, 2003. The lines of credit are secured by the assets of the Company and are guaranteed by an officer of the Company. As of June 30, 2003, the Company had a total outstanding principal balance of $1,650,000 and accrued interest totaled approximately $108,000. The lines of credit are secured by a guaranty from our largest shareholder. The bank has continued to extend the due dates of the lines of credit. We anticipate that the bank will continue this course of conduct.

NOTE 8. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No options were granted under the plan for the periods ended June 30, 2003 and 2002 and since inception (March 20, 2002). Options outstanding as of June 30, 2003 were granted under the stock option plan of US Global Aerospace (fka Caring Products International) prior to the merger with the Company and were fully vested as of the merger date (May 17, 2002). Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, during the periods ended June 30, 2003 and 2002 and since inception (March 20, 2002).

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 8. STOCK BASED COMPENSATION (CONTINUED)

On April 10, 2003, the Company adopted the Amended and Restated 2002 Stock Plan (2002 Stock Plan). Under the 2002 Stock Plan, officers, directors, employees, consultants, advisors and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 15,000,000 shares of common stock. The options are to be granted at not less than 85% of the fair value of the Company's common stock on the date of the grant. The options generally vest over five years and expire ten years from date of grant. The plan also allows for the granting of a stock award whereby the purchase price of the stock award granted also may not be less than 85% of the fair value of the Company's common stock. In addition the plan allows for the granting of stock bonuses. The terms of the awards and bonuses are to be determined by a committee appointed by the Board of Directors or by the Board of Directors if no committee is appointed.

On April 10, 2003, the Company granted 2,794,684 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries and expenses with an award valuation of $237,547, equaling 85% of the fair market value per share on the date of grant of the award. When granting stock, accounting principles generally accepted in the United States of America requires companies to record the issuance of stock for services at the fair market value of the stock on the grant date, and as a result, the Company recognized an additional $41,922 as additional non-cash expense for the difference between the fair value of the stock and the salaries due.

NOTE 9. LICENSE AND TECHNOLOGY AGREEMENTS

On June 19, 2003, the Company entered into an agreement with Y2 Ultra-Filter, Inc. The Company has the exclusive worldwide rights for the Ultra-Filter technology for all aircraft applications and will offer our new Nanofilters(TM) for long-range commercial aircraft including the Boeing 7X7 series, Airbus A3X0 series and the MD 11.

On July 24, 2003, the Company entered into an exclusive license agreement with TIAX LLC, to market and sell "All Clear" Chem/Bio Decontaminant Foam. A license fee in the amount of $60,000 is due and payable in four installments beginning January 31, 2004, March 31, 2004, June 30, 2004, and December 31, 2004. A
royalty fee of 6% on net sales is applicable on net sales in excess of the first one million dollars.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of Statement 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

                           FORWARD-LOOKING STATEMENTS

         This report by US Global Nanospace, Inc. (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

     o the loss of the services of any member of our management team and, in particular, the loss of the services of John Robinson, our Chairman and Chief Executive Officer;

     o    our ability to successfully  market the products we have developed and
          to  continue  to  develop  products  with   demonstrated   competitive
          advantages for the defense and homeland security markets;

     o whether or not our products are able to compete successfully with products of other suppliers and whether or not some or all of our products are rendered obsolete by newer products;

     o the implementation of any government regulation that could make it more difficult or more costly to bring our products to market;

     o our ability to obtain financing as and when we need it; and other factors, all of which are difficult to predict and many of which are beyond our control.

      You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

       PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

         Management's discussion and analysis of results of operations and financial condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         In consultation with our Board of Directors, we have identified the following accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

         Our Chairman and Chief Executive Officer controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to us. In the past, Aerospace provided employees and product development services to us. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by Aerospace. Since inception (March 20, 2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million for which, as of June 30, 2003, we owed Aerospace $304,078.

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

         To date, we have funded our operations through loans in the amount of $1,650,000 from a bank and loans in the amount of $1,453,221 from unrelated third parties, directors and shareholders. We have applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. We are also negotiating with various government agencies and private companies for the sale of our products. We cannot guarantee that we will be awarded any grant or that a market for our products will develop. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

      Our bank lines of credit are fully used and are secured by a guaranty from our largest shareholder. The bank has continued to extend the due dates of these lines of credit, and we believe it has done so because they are guaranteed. We anticipate that the bank will continue this course of conduct, although it is not required to do so. If the bank were to require repayment of the lines of credit, we would likely seek assistance in repayment from our largest shareholder.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

         During the quarter ended June 30, 2003 we spent $174,468 on research and development as compared to $520,883 for research and development during the quarter ended June 30, 2002. Our research and development costs declined because the development of many of our products is complete. We are currently beginning to market these products.

         During the quarter ended June 30, 2003 we incurred $899,020 in expense related to non-cash compensation as compared to $382,363 in expense related to non-cash compensation during the quarter ended June 30, 2002. Of this amount, $853,499 is non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the prior year. We will continue to recognize such non-cash expense, having a total value of $6,676,943, over a two-year period. The remaining $45,521 relates to the issuance of common stock in exchange for services and employee wages. We paid for these services and wages by issuing 2,854,684 shares of our common stock. We pay our consultants and certain of our employees with our common stock in order to conserve cash. We used, and will continue to use as necessary, consultants for the development and marketing of our products.

         During the quarter ended June 30, 2003 other operating expense totaled $548,947 as compared to other operating expense of $586,851 for the quarter ended June 30, 2002, a decrease of approximately 7%. This decrease reflects expenses related to the development of our business following the share exchange.

         We had an operating loss of $1,569,261 for the quarter ended June 30, 2003 compared to an operating loss of $1,490,097 for the quarter ended June 30, 2002 and a net loss of $1,677,011 for the quarter ended June 30, 2003 compared to a net loss of $1,490,852 for the quarter ended June 30, 2002. The increase in operating and net loss is attributable to the costs associated with the development of our business following the share exchange and the amortization of deferred compensation and services related to the consulting agreements described above.

         Revenues for the quarter ended June 30, 2003 included $53,174 from the sale of our products. We had no income from the sale of our products for the quarter ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 totaled $107,750 compared to $755 for the quarter ended June 30, 2002. Interest was incurred in relation to our outstanding loans.

         During the next 12 months we will continue upgrading our current products and developing new products and methods using our lightweight, anti-ballistic material, G-Lam. We anticipate that expenses relating to upgrading our products will continue to be significant.

         At June 30, 2003 we had cash on hand of $1,388. Our primary source of cash during the quarter ended June 30, 2003 was loans totaling $173,221. Net cash used in operating activities was $175,072 during the quarter ended June 30, 2003. The primary uses of cash for the quarter ended June 30, 2003 consisted of general operating costs and product research and development expenses. At this time, to conserve cash, we outsource the manufacture of our products and our sales and marketing functions. In addition, our officers and certain employees have deferred their salaries. We have applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. We are also negotiating with various government agencies and private companies in the areas of defense, homeland security, law enforcement and aerospace for the sale of our products. We cannot be certain, however, that we will be awarded any funds through grants or that sales of our products will ever generate enough cash to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from grants and product sales, we will be required to seek financing from our largest stockholder, who has provided financing and a loan guarantee for us in the past, although he is under no obligation to loan any money to us. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

         We had no investing activities that generated cash during the quarter ended June 30, 2003 as compared to $2,946 of cash from investing activities that was acquired in conjunction with the share exchange we entered into on May 17, 2002 with USDR Global Aerospace, Ltd., a Delaware corporation, and its stockholders.

         Cash flows from financing activities for the quarter ended June 30, 2003 included loan proceeds in the amount of $173,221 from a shareholder and our directors. Cash flows from financing activities for the quarter ended June 30, 2002 consisted of loan proceeds in the amount of $1,453,221. The loans were from a shareholder and other third parties.

         During the quarter ended June 30, 2003, in order to conserve cash, we issued our common stock to satisfy accounts payable totaling $35,000 and wages totaling $237,547.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51,

Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. We have adopted Statement 150 on June 1, 2003. The adoption of Statement 150 did not have any effect on our financial position, results of operations, or cash flows.

PART 1 - ITEM 3   CONTROLS AND PROCEDURES

         Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations our CEO and CFO believed that our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commissions's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However, this review was based on historical practices and procedures. Our CEO and our CFO were informed by Grant Thornton LLP ("GT") in July 2003 that our historical practices and procedures were not effective, would not insure timely reporting of the information required to be reported and would have to be changed. As a result of the foregoing, we will be implementing significant changes in our disclosure controls and procedures. We intend to take immediate corrective actions.

PART II

          ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

          ITEM 2.  CHANGES IN SECURITIES

          Not applicable.

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

          ITEM 5.  OTHER INFORMATION

          Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          2. Agreement and Plan of Share Exchange between Caring Products International, Inc. and USDR Global Aerospace, Ltd. and the Shareholders of US Global Aerospace, Ltd. dated as of May 15, 2002 (1)

          3.1  Certificate of Incorporation, as amended (2)

          3.2  Bylaws (3)

          10.1 Promissory Note in the amount of $14,000 dated April 11, 2003 in favor of Wilford Simpson (4)

          10.2 Promissory Note in the amount of $2,000 dated April 18, 2003 in favor of Wilford Simpson (4)

          10.3 Promissory Note in the amount of $12,000 dated April 29, 2003 in favor of Julie Seaman (4)

          10.4 Promissory Note in the amount of $10,000 dated April 30, 2003 in favor of John Robinson (4)

          10.5 Promissory Note in the amount of $13,000 dated May 9, 2003 in favor of Julie Seaman (4)

          10.6 Promissory Note in the amount of $125,000 dated June 6, 2003 in favor of U.S.D.R.(NV), Inc. (4)

          10.7 Promissory Note in the amount of $100,000 dated April 18, 2003 in favor of USDR Aerospace, Ltd. (4)

          31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)

          31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)

          32. Certification Pursuant to Section 1350 of Title 18 of the United States Code (4)

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

(4) Attached hereto.

(b) Reports on Form 8-K

         Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   US GLOBAL NANOSPACE, INC.



                                   By:  /s/ John Robinson
                                        ----------------------------------------
Date:  September 10, 2003               John Robinson, Chief Executive Officer




                                   By:  /s/ Julie Seaman
                                        ----------------------------------------
Date:  September 10, 2003               Julie Seaman, Chief Financial Officer