Form 10QSB
period 2003-09-30
US GLOBAL AEROSPACE  INC
filed 2003-11-14
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2003 the issuer had 86,237,839 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [x]

                            US GLOBAL NANOSPACE, INC.

                                      INDEX


PART I                                                                                  PAGE
                                                                                       NUMBER

Item 1 - Financial Information

         Balance Sheets as of September 30, 2003 (unaudited) and March 31, 2003         F-1

         Statements of Operations - Three and Six Months Ended
                  September 30, 2003 and 2002,  and since  inception  (March 20,
                  2002) through September 30, 2003 (unaudited)                          F-2

         Statement of Stockholders' Deficit - Six Months Ended
                  September 30, 2003 (unaudited)                                        F-3

         Statements of Cash Flows - Six Months Ended
                  September 30, 2003 and 2002, and since inception (March 20, 2002)
                  through September 30, 2003 (unaudited)                                F-4

         Notes to the Financial Statements (unaudited)                                  F-5 - F-9

Forward Looking Statements                                                              1

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          2 - 6

Item 3 - Controls and Procedures                                                        6

PART II

Item 1 - Legal Proceedings                                                              7

Item 2 - Changes in Securities and Use of Proceeds                                      7

Item 3 - Defaults Upon Senior Securities                                                7

Item 4 - Submission of Matters to a Vote of Security Holders                            7

Item 5 - Other Information                                                              7

Item 6 - Exhibits and Reports on Form 8-K                                               8

Signature Page

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

           Balance Sheets as of September 30, 2003 and March 31, 2003


                                                                    September 30        March 31
ASSETS                                                                  2003              2003
                                                                    ------------      ------------
                                                                    (unaudited)
CURRENT ASSETS
  Cash                                                              $      1,595      $      3,239
  Accounts Receivable                                                     82,474                --
  Deposits                                                                11,000                --
  Inventory                                                                2,960                --
                                                                    ------------      ------------
   Total current assets                                                   98,029      $      3,239
                                                                    ------------      ------------
      Total assets                                                  $     98,029      $      3,239
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Lines of credit                                                  $  1,650,000      $  1,650,000
   Accounts payable                                                      291,200           366,242
   Shareholder loans payable                                             300,099                --
   Related party payable                                                 308,477           306,519
   Accrued salaries                                                      349,273           297,980

   Accrued interest                                                       88,195            81,696
                                                                    ------------      ------------
       Total current liabilities                                       2,987,244         2,702,437


COMMITMENTS                                                                   --                --

STOCKHOLDERS' DEFICIT
  Preferred stock authorized, 1,000,000 shares $0.01 par value,
      none issued or outstanding                                              --                --

  Common stock authorized, 100,000,000 shares $0.001 par value            82,670            75,789
  Additional paid-in capital                                           9,254,151         8,000,120
  Deferred compensation and services                                  (2,045,600)       (3,720,752)
  Accumulated development stage deficit                              (10,180,436)       (7,054,355)
                                                                    ------------      ------------
      Total stockholders' deficit                                     (2,889,215)       (2,699,198)
                                                                    ------------      ------------
      Total liabilities and stockholders' deficit                   $     98,029      $      3,239
                                                                    ============      ============

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                            Statements of Operations
  Three and Six Months Ended September 30, 2003 and 2002, and since inception
                                  (unaudited)

                                                                                                               Cumulative
                                                                                                               results of
                                                                                                            operations from
                                                                                                             March 20, 2002
                                      Three months      Three months       Six months        Six months    (date of inception)
                                          ended            ended             ended              ended            through
                                      September 30,     September 30,     September 30,     September 30,     September 30,
                                          2003              2002              2003              2002              2003
                                      ------------      ------------      ------------      ------------      ------------
REVENUES                              $     72,505      $         --      $    125,679      $         --      $    125,679
COST OF REVENUES                            19,918                --            27,761                --            27,761
                                      ------------      ------------      ------------      ------------      ------------
      Gross profit                          52,587                --            97,918                --            97.918

OPERATING EXPENSES
   Research and development                325,328           460,368           499,796           981,251         2,127,458
   General and administrative
      Non-cash compensation
        and services                      882,8539           995,750         1,781,873        1,378,1134         4,870,200
      Other                                221,277           924,746           762,381        1,511,5973         3,576,098
                                      ------------      ------------      ------------      ------------      ------------
      Total operating expenses           1,429,458         2,380,864         3,044,050         3,870,961        10,573,756
                                      ------------      ------------      ------------      ------------      ------------
      Operating loss                    (1,376,871)       (2,380,864)       (2,946,132)       (3,870,961)      (10,475,838)

OTHER INCOME (EXPENSE)
    Debt restructure                            --                --                --                --           617,904
    Other income                                --                --                --                --            10,045
    Interest expense, net                  (72,199)                9          (179,949)             (746)         (332,547)
                                      ------------      ------------      ------------      ------------      ------------
     Total other income (expense)          (72,199)                9          (179,949)             (746)          295,402
                                      ------------      ------------      ------------      ------------      ------------
    NET LOSS                          $ (1,449,070)     $ (2,380,855)     $ (3,126,081)     $ (3,871,707)     $(10,180,436)
                                      ------------      ------------      ------------      ------------      ------------
    Net loss per share,
      basic and diluted               $      (0.02)     $      (0.04)     $      (0.04)     $      (0.06)     $      (0.13)
                                      ------------      ------------      ------------      ------------      ------------


The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                       Statement of Stockholders' Deficit
                       Six Months Ended September 30, 2003
                                  (unaudited)

                                                                                                                   Accumulated
                                                                                   Additional       Deferred       Development
                                                          Common Stock              Paid-in       Compensation        Stage
                                                     Shares          Amount         Capital       and Services       Deficit
                                                  ------------    ------------    ------------    ------------    ------------

Balance at April 1, 2003                            75,788,890    $     75,789    $  8,000,120    $ (3,720,752)   $ (7,054,355)

Issuance of common stock on April 10, 2003 in
consideration for wages at $0.10 per share           2,794,684           2,795         276,674              --              --

Issuance of common stock on May 13, 2003 in
consideration for accounts payable at $0.06
per share                                              583,334             583          34,417              --              --

Issuance of common stock on June 23, 2003 in
consideration for services at $0.06 per share           60,000              60           3,540              --              --

Issuance of common stock on July 8, 2003 in
consideration for accounts payable at $0.20
per share                                              388,622             389          77,335

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22
per share                                              136,364             136          29,864

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22
per share                                              500,000             500         109,500

Issuance of common stock on July 14, 2003 in
consideration for services at $0.06 per share           20,000              20           1,180

Issuance of common stock on July 18, 2003 in
consideration for wages at $0.40 per share             860,343             860         343,277

Issuance of common stock on July 23, 2003 in
consideration for services at $0.34 per share           20,000              20           6,780

Issuance of common stock on July 25, 2003 in
consideration for wages at $0.29 per share           1,000,000           1,000         249,000

Redemption of common stock on July 28, 2003 in
consideration for wages at $0.40 per share             (13,647)            (14)         (5,445)

Issuance for common stock on July 30, 2003 in
consideration for services at $0.34 per share           60,000              60          20,340

Issuance for common stock on August 23, 2003
in consideration for services at $0.23 per
share                                                   20,000              20           4,580

Issuance for common stock on September 22,
2003 in consideration for services at $0.22
per share                                               60,000              60          13,140

Issuance for common stock on September 22,
2003 in consideration for services at $0.23
per share                                               65,218              65          14,935

Issuance for common stock on September 23,
2003 in consideration for legal services at
$0.23 per share                                        327,134             327          74,914

Amortization of deferred compensation and
Services                                                                                             1,675,152

Net loss for the period                                                                                             (3,126,081)
                                                  ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2003                       82,670,942    $     82,670    $  9,254,151    $ (2,045,600)   $(10,180,436)
                                                  ============    ============    ============    ============    ============


                                                         Total
                                                     Stockholders'
                                                       Deficit
                                                     ------------

Balance at April 1, 2003                             $ (2,699,198)

Issuance of common stock on April 10, 2003 in
consideration for wages at $0.10 per share                279,469

Issuance of common stock on May 13, 2003 in
consideration for accounts payable at $0.06
per share                                                  35,000

Issuance of common stock on June 23, 2003 in
consideration for services at $0.06 per share               3,600

Issuance of common stock on July 8, 2003 in
consideration for accounts payable at $0.20
per share                                                  77,724

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22
per share                                                  30,000

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22
per share                                                 110,000

Issuance of common stock on July 14, 2003 in
consideration for services at $0.06 per share               1,200

Issuance of common stock on July 18, 2003 in
consideration for wages at $0.40 per share                344,137

Issuance of common stock on July 23, 2003 in
consideration for services at $0.34 per share               6,800

Issuance of common stock on July 25, 2003 in
consideration for wages at $0.29 per share                250,000

Redemption of common stock on July 28, 2003 in
consideration for wages at $0.40 per share                 (5,459)

Issuance for common stock on July 30, 2003 in
consideration for services at $0.34 per share              20,400

Issuance for common stock on August 23, 2003
in consideration for services at $0.23 per
share                                                       4,600

Issuance for common stock on September 22,
2003 in consideration for services at $0.22
per share                                                  13,200

Issuance for common stock on September 22,
2003 in consideration for services at $0.23
per share                                                  15,000

Issuance for common stock on September 23,
2003 in consideration for legal services at
$0.23 per share                                            75,241

Amortization of deferred compensation and
Services                                                1,675,152

Net loss for the period                                (3,126,081)
                                                     ------------
Balance at September 30, 2003                        $ (2,889,215)
                                                     ============

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)
                            Statements of Cash Flows
        Six Months Ended September 30, 2003 and 2002, and since inception
                                  (unaudited)

                                                                                                                     Cumulative
                                                                                                               results of operations
                                                                                                                from March 20, 2002
                                                                         Six months            Six months       (date of inception)
                                                                     ended September 30   ended September 30,  through September 30,
                                                                            2003                  2002                  2003
                                                                     ------------------   -------------------  ---------------------
Increase  (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                          $ (3,126,081)       $ (3,871,707)       $(10,180,436)
       Adjustments to reconcile net loss to net
                cash used in operating activities
              Common stock issued for services                              1,781,873           1,378,113           4,870,200
              Forgiveness of loans and accounts payable                            --                  --            (617,904)
              Changes in assets and liabilities
                  Accounts receivable                                         (82,474)                 --             (82,474)
                  Inventories                                                  (2,960)                 --              (2,960)
                  Accrued interest                                              6,500                  --             126,037
                  Deposits                                                    (11,000)                 --             (11,000)
                  Accounts payable                                            252,923             547,240           1,178,112
                  Accrued salaries                                            877,518                  --           1,175,498
                  Related party payable                                         1,958             666,438             308,477
                                                                         ------------        ------------        ------------
                          Net cash used in operating activities              (301,743)         (1,279,916)         (3,236,450)
                                                                         ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Cash acquired in conjunction with share exchange
           agreement                                                               --               2,946               2,946
                                                                         ------------        ------------        ------------
                         Net cash provided by investing activities                 --               2,946               2,946
                                                                         ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                                    --               5,000
         Proceeds from shareholder and other loans payable                    300,099           1,280,000           1,580,099

         Proceeds from lines of credit                                             --                  --           1,650,000
                                                                         ------------        ------------        ------------
                        Net cash provided by financing activities             300,099           1,280,000           3,235,099
Net increase (decrease) in cash                                                (1,644)              3,030               1,595
Cash at beginning of period                                                     3,239               5,000                  --
                                                                         ------------        ------------        ------------
Cash at end of period                                                    $      1,595        $      8,030        $      1,595
                                                                         ============        ============        ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
         Accounts payable acquired in conjunction with share
           exchange agreement                                            $         --        $      2,500        $      2,500
         Common stock issued in exchange for accounts payable            $    327,965        $    355,695        $    888,532
         Common stock issued in exchange for loans payable
              and accrued interest                                                 --                  --        $    700,817
         Common stock issued in exchange for wages                       $    826,225        $         --        $    826,225


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

Effective July 21, 2003, the Company changed its name from US Global Aerospace, Inc. to US Global Nanospace, Inc.

NOTE 2. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic loss per share were 81,710,052 and 80,179,097, for the three and six months ended September 30, 2003 and 66,241,197 and 64,625,118 for the three and six months ended September 30, 2002 and 79,633,322 since inception (March 20, 2002) through September 30, 2003, respectively. At September 30, 2003, there were 56,963 shares of potentially issuable common stock. Because of the net loss for the three and six months ended September 30, 2003 and 2002 and since inception (March 20, 2002) through September 30, 2003, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 3. MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials and nano and micro sound generating devices for breach barriers and non-lethal weapon applications. The Company is focusing its efforts on developing a broad range of defense and law enforcement applications for the materials it creates. Currently, most of the Company's products are being developed for use by the military and homeland security. Upon the completion of the development of such products, the Company intends to market and sell to the aerospace and defense industries. Operating revenues have been generated in the amount of $125,679 for the six months ended September 30, 2003.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 3. MANAGEMENT PLANS (CONTINUED)

In fiscal 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $1,580,099 in loans since inception from third parties, existing shareholders and directors. At this time, to conserve cash, the Company does not manufacture its products nor does it maintain a sales force. These functions are outsourced. In addition, officers of the Company and certain employees have been deferring their salaries. The Company has applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. The Company is also negotiating with various government agencies and private companies for the sale of its products. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from grants and product sales, it will be required to seek financing from its largest stockholder, who has provided financing and a loan guarantee for the Company in the past. The stockholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 4. INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined using a first-in, first-out method

NOTE 5. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. (Aerospace) entered into an agreement with the Company to assign certain of its Intellectual Property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the Intellectual Property have expired. For the six months ended September 30, 2003, the Company has incurred a total of $6,256 in royalties from this agreement.

NOTE 6. RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in note 5. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million for which the Company owes Aerospace $308,477 as of September 30, 2003. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired 25 individuals previously employed through Aerospace. Aerospace continues to provide certain supplies and services to the Company.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 7. SHAREHOLDER LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% and matures on December 31, 2003. The Company owes Aerospace $92,072 as of September 30, 2003 under this loan agreement.

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations until such time as the Company generates cash through operations or financing is obtained from the issuance of debt or equity. The Chairman and CEO of the Company also controls USDR(NV), Inc. (USDR) and on June 6, 2003 the Company entered into a loan agreement with USDR for amounts up to $125,000. The loan bears interest at 10% and matures on October 31, 2003. USDR has extended this loan through April 30, 2004. The Company owes USDR $105,357 as of September 30, 2003 under this loan agreement.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% and matured on October 31, 2003. The shareholder has extended these loans through April 30, 2004.

On April 29, 2003, April 30, 2003 and May 9, 2003, the Company entered into three loans totaling $35,000 from Directors. The loans bear interest at 10%. $10,000 matured on October 31, 2003 and has been extended to April 30, 2004, and $25,000 matures on December 1, 2003. On August 7, 2003 the Company entered into a loan agreement with a Director for amounts up to $150,000. The loan bears interest at 10% and matures on June 30, 2004. The Company owes the Director $56,829 as of September 30, 2003 under this loan agreement.

Note 8. LINES OF CREDIT

The Company had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan and bear interest at 13% and mature on December 31, 2003. The loan is secured by the assets of the Company and guaranteed by our largest shareholder. As of September 30, 2003, the Company had a total outstanding principal balance of $1,650,000 and accrued interest totaled approximately $81,400.

NOTE 9. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No options were granted under the plan for the periods ended September 30, 2003 and 2002 and since inception (March 20, 2002). Options outstanding as of September 30, 2003 that were granted under the stock option plan of US Global Aerospace (fka Caring Products International) prior to the merger with the Company and were fully vested as of the merger date (May 17, 2002), have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, during the periods ended September 30, 2003 and 2002 and since inception (March 20, 2002).

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 9. STOCK BASED COMPENSATION (CONTINUED)

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

On July 18, 2003, the Company granted 860,343 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries and expenses with an award valuation of $344,147, equaling 100% of the fair market value per share on the date of grant of the award. However, on July 28, 2003, the Company cancelled and redeemed 13,647 of these shares from an employee in exchange for monies owed the Company, having a total value of $5,459.

On July 25, 2003, the Company granted 1,000,000 shares of common stock under the 2002 Stock Plan to our CEO in lieu of salary with an award valuation of $250,000, which was the fair market value per share on the date of grant of the award.

NOTE 10. LICENSE AND TECHNOLOGY AGREEMENTS

On June 19, 2003, the Company entered into an agreement with Y2 Ultra-Filter, Inc. The Company has the exclusive world rights for the Ultra-Filter technology for all aircraft applications worldwide and will offer our new Nanofilters(TM) for long-range commercial aircraft including the Boeing 7X7 series, Airbus A3X0 series and the MD 11.

On July 24, 2003, the Company entered into an exclusive license agreement with TIAX LLC, to market and sell "All Clear" Chem/Bio Decontaminant Foam. A license fee in the amount of $21,751.23 is due and payable by October 25, 2003 and $60,000 is due and payable in four installments beginning January 31, 2004, March 31, 2004, June 30, 2004, and December 31, 2004. A royalty fee of 6% on net sales is applicable on net sales in excess of the first one million dollars.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS

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

         Our Chairman and Chief Executive Officer controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to us. In the past, Aerospace provided employees and product development services to us. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by Aerospace. Since inception (March 20, 2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million for which, as of September 30, 2003, we owed Aerospace $308,477.

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

         To date, we have funded our operations through loans in the amount of $1,650,000 from a bank and loans in the amount of $1,580,099 from unrelated third parties, directors and a shareholder. We have applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. We are also negotiating with various government agencies and private companies for the sale of our products. We cannot guarantee that we will be awarded any grants or that a market for our products will develop. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2002

         Our revenues from operations for the quarter ended September 30, 2003 were $72,505 as compared to revenues of $0 for the quarter ended September 30, 2002. Our cost of revenues from operations for the quarter ended September 30, 2003 were $19,918 as compared to cost of revenues of $0 from the quarter ended September 30, 2002. This increase in revenues and cost of revenues was due to sales of our products to Lockheed-Martin Corp. and Agusta Aerospace Company.

         During the quarter ended September 30, 2003 we spent $325,328 on research and development as compared to $460,368 for research and development during the quarter ended September 30, 2002. Our research and development costs declined because the development of many of our products is complete. We are currently beginning to market these products.

         During the quarter ended September 30, 2003 we incurred $882,853 in expense related to non-cash compensation as compared to $995,750 in expense related to non-cash compensation during the quarter ended September 30, 2002. Of this amount, $821,653 is non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the prior year. We will continue to recognize such non-cash expense, having a total value of $6,676,943, over a two-year period. The remaining $61,200 relates to the issuance of common stock in exchange for services and employee wages. We paid for these services and wages by issuing 2,091,914 shares of our common stock. We pay our consultants and certain of our employees with our common stock in order to conserve cash. We used, and will continue to use as necessary, consultants for the development and marketing of our products.

         During the quarter ended September 30, 2003 other operating expense totaled $221,277 as compared to other operating expense of $924,746 for the quarter ended September 30, 2002, a decrease of approximately 76%. This decrease reflects the implementation of cost cutting measures during the period as well as a reduction in development expenses for products that are completed.

         We had an operating loss of $1,376,871 for the quarter ended September 30, 2003 as compared to an operating loss of $2,380,864 for the quarter ended September 30, 2002 and a net loss of $1,449,070 for the quarter ended September 30, 2003 as compared to a net loss of $2,380,855 for the quarter ended September 30, 2002. The decrease in operating and net loss is attributable to the fact that many of our products are fully developed, therefore our research and development costs have declined significantly. Also attributed to this decrease is the decrease in amortization of deferred compensation and services related to the consulting agreements described above.

         Interest expense for the quarter ended September 30, 2003 totaled $72,199. We had no interest expense for the quarter ended September 30, 2002. Interest expense increased because our borrowing increased.

SIX MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

         Our revenues from operations for the six month period ended September 30, 2003 were $125,679 as compared to revenues of $0 for the six month period ended September 30, 2002. Our cost of revenues from operations for the six month period ended September 30, 2003 were $27,761 as compared to cost of revenues of $0 from the quarter ended September 30, 2002. This increase in revenues and costs of revenues was due to sales of our products.

         Research and development costs were $499,796 for the six month period ended September 30, 2003 as compared to research and development costs of $981,251 for the six month period ended September 30, 2002, a decrease of approximately 49%. Our research and development costs declined because the development of many of our products is complete. We are currently beginning to market these products.

         Expense related to non-cash compensation was $1,781,873 for the six month period ended September 30, 2003 as compared to $1,378,133 in expense related to non-cash compensation for the six month period ended September 30, 2002. Of this amount, $1,675,152 is non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the prior year. We will continue to recognize such non-cash expense, having a total value of $6,676,943, over a two-year period. The remaining $106,721 relates to the issuance of common stock in exchange for services and employee wages. We paid for these services and wages by issuing 2,091,914 shares of our common stock. We pay our consultants and certain of our employees with our common stock in order to conserve cash. We used, and will continue to use as necessary, consultants for the development and marketing of our products.

         Other operating expense totaled $762,381 for the six month period ended September 30, 2003 as compared to other operating expense of $1,511,597 for the six month period ended September 30, 2002, a decrease of approximately 50%. This decrease reflects the implementation of cost cutting measures during the period as well as a reduction in development expenses for products that are completed.

         We had an operating loss of $2,946,132 for the six month period ended September 30, 2003 as compared to an operating loss of $3,870,961 for the six month period ended September 30, 2002, and a net loss of $ 3,126,081 for the six month period ended September 30, 2003 as compared to a net loss of $3,871,707 for the six month period ended September 30, 2002. The decrease in operating and net loss is attributable to the fact that many of our products are fully developed, therefore our research and development costs have declined significantly. Also attributed to this decrease is the decrease in amortization of deferred compensation and services related to the consulting agreements described above.

         Interest expense for the six month period ended September 30, 2003 totaled $179,949 as compared to interest expense of $746 for the six month period ended September 30, 2002. Interest expense increased because our borrowing increased.

         During the next 12 months we will continue upgrading our current products and developing new products and methods using our lightweight, anti-ballistic material, G-Lam. We anticipate that expenses relating to upgrading our products will continue to be significant.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003 we had cash on hand of $1,595. Our primary source of cash during the six months ended September 30, 2003 was loans totaling $300,099 and revenues totaling $125,679. Net cash used in operating activities was $301,743 during the six months ended September 30, 2003. The primary uses of cash for the quarter ended September 30, 2003 consisted of general operating costs and product research and development expenses. At this time, to conserve cash, we outsource the manufacture of our products and our sales and marketing functions. In addition, our officers and certain employees have deferred their salaries. We have applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. We are also negotiating with various government agencies and private companies in the areas of defense, homeland security, law enforcement and aerospace for the sale of our products. We cannot be certain, however, that we will be awarded any funds through grants or that sales of our products will ever generate enough cash to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from grants and product sales, we will be required to seek financing from our largest stockholder, who has provided financing and a loan guarantee for us in the past, although he is under no obligation to loan any money to us. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

         We had no investing activities that generated cash during the six months ended September 30, 2003 as compared to $2,946 of cash from investing activities that was acquired in conjunction with the share exchange we entered into on May 17, 2002 with USDR Global Aerospace, Ltd., a Delaware corporation, and its stockholders.

         Cash flows from financing activities for the six months ended September 30, 2003 included loan proceeds in the amount of $300,099. Cash flows from financing activities for the six months ended September 30, 2002 consisted of loan proceeds in the amount of $1,280,000. The loans were from a shareholder and other third parties.

         During the six months ended September 30, 2003, in order to conserve cash, we issued our common stock to satisfy accounts payable totaling $327,965 and wages totaling $826,225.


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

PART 1 - ITEM 3   CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

          3.2   Bylaws (3)

          10.1 Master Agreement between the Company and Y2 Ultra-Filter, Inc. dated June 19, 2003. (4)

          10.2 Patent and Technology License Agreement between the Company and TIAX LLC. Dated July 24, 2003. (4)[

          10.3 Amendment No. 1 dated October 3, 2003 to Patent and Technology License Agreement between the Company and TIAX, LLC. (4)

          31.1  Certification Pursuant to Rule 13a-14(a) and 15d-14(a). (4)

          31.2  Certification Pursuant to Rule 13a-14(a) and 15d-14(a). (4)

          32. Certification Pursuant to Section 1350 of Title 18 of the United States Code. (4)

----------
(1) Incorporated by reference from a Form 8-K filed by USGA with the Securities and Exchange Commission on May 30, 2002.
(2) Incorporated by reference from amendment number 1 to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 20, 1996.
(3) Incorporated by reference from the registration statement on Form SB-2 filed with the Securities and Exchange Commission on September 12, 1995.
(4)  Attached hereto.


(b)      Reports on Form 8-K

         Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    US GLOBAL NANOSPACE, INC.

                                    By:  /s/ John Robinson
                                         ---------------------------------------
Date:  November 14, 2003                 John Robinson, Chief Executive Officer




                                    By:  /s/ Julie Seaman
                                         ---------------------------------------
Date:  November 14, 2003                 Julie Seaman, Chief Financial Officer