Form 10QSB
period 2003-12-31
US GLOBAL NANOSPACE  INC
filed 2004-02-23
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 23, 2004 the issuer had 86,839,680 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [x]

                            US GLOBAL NANOSPACE, INC.

                                      INDEX



                                                                            PAGE
PART I
NUMBER

Item 1 - Financial Information

      Balance Sheets as of December 31, 2003 (unaudited) and
            March 31, 2003                                                   F-1

      Statements of Operations - Three and Nine Months Ended
            December 31, 2003 and 2002, and since inception
            (March 20, 2002) through December 31, 2003 (unaudited)           F-2

      Statement of Stockholders' Deficit - Nine Months Ended
            December 31, 2003                                                F-3

      Statements of Cash Flows - Nine Months Ended
            December 31 2003 and 2002, and since inception (March 20, 2002)
            through December 31, 2003                                        F-4

      Notes to the Financial Statements                               F-5 - F-10

Forward Looking Statements                                                     1

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               1-5

Item 3 - Controls and Procedures                                               5

PART II                                                                        5

Item 1 - Legal Proceedings                                                     5

Item 2 - Changes in Securities and Use of Proceeds                             5

Item 3 - Defaults Upon Senior Securities                                       5

Item 4 - Submission of Matters to a Vote of Security Holders                   6

Item 5 - Other Information                                                     6

Item 6 - Exhibits and Reports on Form 8-K                                      6

Signature                                                                      7

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)
      Balance Sheets as of December 31, 2003 (unaudited) and March 31, 2003

                                                      December 31    March 31
ASSETS                                                   2003          2003
                                                     ------------- -----------
                                                      (unaudited)
CURRENT ASSETS
  Cash                                                   $   3,005   $  3,239
  Employee Receivables                                     122,125          -
  Deposits                                                  13,485          -
                                                     ------------- -----------

   Total current assets                                    138,615      3,239
                                                     ------------- -----------

      Total assets                                      $  138,615   $  3,239
                                                     ============= ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of bank notes
     payable                                           $ 1,200,000 $1,650,000
   Accounts payable                                        264,051    366,242
   Shareholder loans payable                               387,725          -
   Related party payable                                   306,695    306,519
   Accrued salaries and expense                            389,152    297,980
   Accrued interest                                         59,951     81,696
                                                     ------------- -----------


       Total current liabilities                         2,607,574  2,702,437


BANK NOTES PAYABLE, less current portion                   325,000          -


COMMITMENTS                                                      -          -

STOCKHOLDERS' DEFICIT
  Preferred stock authorized, 10,000,000 shares
    $0.01 par value, none issued or outstanding                  -          -
  Common stock authorized, 300,000,000 shares $0.001
    par value                                               86,829     75,789
  Additional paid-in capital                            11,192,514  8,000,120
  Deferred compensation and services                   (1,190,539) (3,720,752)
  Accumulated development stage deficit               (12,882,763) (7,054,355)
                                                     ------------- -----------

      Total stockholders' deficit                      (2,793,959) (2,699,198)
                                                     ------------- -----------
      Total liabilities and
        stockholders' deficit                           $  138,615  $  3,239
                                                     ============= ===========

The accompanying notes are an integral part of these financial statements.
                                       F-1

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                            Statements of Operations
  Three and Nine Months Ended December 31, 2003, and 2002, and since inception

                                                                                            Cumulative
                                                                                            results of
                                                                                            operations
                                                                                            from March
                                                                                             20, 2002
                                                                                             (date of
                              Three months   Three months    Nine months    Nine months     inception)
                                 ended          ended           ended          ended         through
                              December 31,   December 31,    December 31,  December 31,    December 31,
                                  2003           2002            2003          2002            2003
----------------------------------------------------------- ----------------------------- ---------------
REVENUES                   $     2,152    $   -           $   127,831   $     -        $    127,831

COST OF REVENUES
                                   241        -                28,002         -              28,002
                            ------------   -----------     -----------   ------------   -------------

      Gross Profit
                                 1,911        -                99,829         -              99,829

OPERATING EXEPNSES
  Research and development     622,102      167,265         1,121,898      1,148,516      2,749,560
  General and administrative
    Non-cash compensation
      and services           1,072,180      850,679         2,854,053      2,228,792      5,942,380
      Other                  1,020,447      765,333         1,782,828      2,276,930      4,596,545
                            ------------   -----------     -----------   ------------   -------------

      Total operating
        expenses             2,714,729      1,783,277       5,758,779      5,654,238      13,288,485
                            ------------   -----------     -----------   ------------   -------------

      Operating loss        (2,712,818)    (1,783,277)     (5,658,950)    (5,654,238)    (13,188,656)

OTHER INCOME (EXPENSE)
  Debt restructure              239,185       612,519         239,185        612,519         857,089
  Other income                      -          10,045            -            10,045          10,045
  Interest expense            (228,694)       (92,697)       (408,643)       (93,443)       (561,241)
                            ------------   -----------     -----------   ------------   -------------

      Total other income
        (expense)                10,491       529,867        (169,458)       529,121         305,893
                            ------------   -----------     -----------   ------------   -------------

NET LOSS                   $ (2,702,327)  $(1,253,410)    $(5,828,408)  $ (5,125,117)  $ (12,882,763)

Net loss per share, basic
  and diluted              $      (0.03)  $     (0.02)    $     (0.07)  $      (0.08)  $       (0.16)
                           ------------   -----------     -----------   ------------   -------------
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements


                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                       Statement of Stockholders' Deficit
                       Nine Months Ended December 31, 2003

                                                                                                        Accumulated
                                                                         Additional       Deferred      Development       Total
                                                 Common Stock             Paid-in       Compensation       Stage      Stockholders'
                                                   Shares       Amount    Capital       and Services      Deficit        Deficit
                                                   ------       ------    -------       ------------      -------        -------
Balance at April 1, 2003                          75,788,890  $ 75,789  $  8,000,120   $ (3,720,752)  $ (7,054,355)  $ (2,699,198)

Issuance of common stock on April 10, 2003 in
consideration for wages at $0.10 per share         2,794,684     2,795       276,674                                      279,469

Issuance of common stock on May 13, 2003 in
consideration for accounts payable at $0.06 per
share                                                583,334       583        34,417                                       35,000

Issuance of common stock on June 23, 2003 in
consideration for services at $0.06 per share         60,000        60         3,540                                        3,600

Issuance of common stock on July 8, 2003 in
consideration for accounts payable at $0.20 per
share                                                388,622       389        77,335                                       77,724

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22 per
share                                                136,364       136        29,864                                       30,000

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22 per
share                                                500,000       500       109,500                                      110,000

Issuance of common stock on July 14, 2003 in
consideration for services at $0.06 per share         20,000        20         1,180                                        1,200

Issuance of common stock on July 18, 2003 in
consideration for wages at $0.40 per share           860,343       860       343,277                                      344,137

Issuance of common stock on July 23, 2003 in
consideration for services at $0.34 per share         20,000        20         6,780                                        6,800

Issuance of common stock on July 25, 2003 in
consideration for wages at $0.29 per share         1,000,000     1,000       249,000                                      250,000

Redemption of common stock on July 28, 2003 in
consideration for wages at $0.40 per share          (13,647)      (14)       (5,445)                                      (5,459)

Issuance of common stock on July 30, 2003 in
consideration for services at $0.34 per share         60,000        60        20,340                                       20,400

Issuance of common stock on August 23, 2003
in consideration for services at $0.23 per share      20,000        20         4,580                                        4,600

Issuance of common stock on September 22,
2003 in consideration for services at $0.22 per
share                                                 60,000        60        13,140                                       13,200


Issuance of common stock on September 22,
2003 in consideration for services at $0.23 per
share                                                 65,218        65        14,935                                       15,000

Issuance of common stock on September 23, 2003
in consideration for legal services at $0.23 per
share                                                327,134       327        74,914                                       75,241

Issuance of common stock on October 1, 2003 in
consideration for wages at $0.17 per share         3,390,138     3,390       572,933                                      576,323

Redemption of common stock on October 14, 2003
in consideration for wages at $0.17 per share       (71,120)      (71)      (12,019)                                     (12,090)

Issuance of common stock on October 22, 2003 in
consideration for accounts payable at $0.17 per
share                                                187,879       188        30,812                                       31,000

Issuance of common stock on October 23, 2003 in
consideration for services at $0.16 per share         20,000        20         3,180                                        3,200

Issuance of common stock on October 27, 2003 in
consideration for services at $0.16 per share         60,000        60         9,540                                        9,600

Issuance of common stock on November 18, 2003 in
consideration for services at $0.21 per share         20,000        20         4,180                                        4,200

Issuance of common stock on November 21, 2003 in
consideration for accounts payable at $0.55 per
share                                                 32,521        33        17,853                                       17,886

Issuance of common stock on November 24, 2003 in
consideration for services at $0.46 per share         20,000        20         9,180                                        9,200

Cancellation of common stock on December 3, 2003
originally issued for services at $0.18 per share  (843,750)     (844)     (115,782)         116,626                            -

Issuance of common stock on December 15, 2003 in
consideration for stock bonus at $1.06 per share   1,328,070     1,328     1,406,426                                    1,407,754

Issuance of common stock on December 18, 2003 in
consideration for services at $0.805 per share        15,000        15        12,060                                       12,075

Amortization of deferred compensation and
Services                                                                                   2,413,587                    2,413,587

Net loss for the period                                                                                (5,828,408)    (5,828,408)
                                                ---------------------------------------------------------------------------------
Balance at December 31, 2003                    $ 86,829,680  $ 86,829  $ 11,192,514   $ (1,190,539) $(12,882,763)  $ (2,793,959)
                                                ---------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)
                            Statements of Cash Flows
        Nine Months Ended December 31, 2003 and 2002, and since inception

                                                                                          Cumulative
                                                                                          results of
                                                                                          operations
                                                                                         from March 20,
                                                                                             2002
                                                                                           (date of
                                                    Nine months       Nine months         inception)
                                                 Ended December 31, ended December 31, through December 31,
                                                        2003              2002               2003
                                                  ----------------- ---------------  ----------------
Increase  (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                 $(5,828,408)      $(5,125,117)       $(12,882,763)
       Adjustments to reconcile net loss to net
                cash used in operating activities
              Common stock issued for services     2,854,053         2,228,792           5,942,380
              Forgiveness of loans, interest and
                accounts payable                   (239,185)          (612,519)           (857,089)
              Changes in assets and liabilities
                  Employee receivables             (122,125)           (10,000)           (122,125)
                  Accrued interest                  217,440             63,985             336,977
                  Deposits                          (13,485)        -                     (13,485)
                  Accounts payable                   274,660           713,356           1,199,849
                  Accrued salaries                 2,593,915        -                    2,891,895
                  Related party payable                  176           154,363             306,695
                                                  ----------------- ---------------  ----------------

                     Net cash used in
                       operating activities        (262,959)       (2,587,140)         (3,197,666)
                                                  ----------------- ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Cash acquired in conjunction with share
           exchange agreement                     -                      2,946               2,946
                                                  ----------------- ---------------  ----------------
                     Net cash provided by
                       investing activities       -                      2,946               2,946
                                                  ----------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock      -                 -                     5,000
         Proceeds from shareholder and other
           loans payable                             395,425         1,280,000           1,675,425
         Payments on shareholder and other loans
           payable                                   (7,700)        -                      (7,700)
         Proceeds (Payments) from lines of credit
           and bank loans payable                  (125,000)         1,307,879           1,525,000
                                                  ----------------- ---------------------------------

                      Net cash provided by
                        financing activities         262,725         2,587,879           3,197,725
                                                  ----------------- ---------------  ----------------

Net increase (decrease) in cash                        (234)             3,685               3,005

Cash at beginning of period                            3,239             5,000          -
                                                  ----------------- ---------------  ----------------
Cash at end of period                             $    3,005        $    8,685          $    3,005

                                                  ----------------- ---------------  ----------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
         Accounts payable acquired in conjunction
           with share exchange agreement          $ -               $      2,500        $    2,500
         Common stock issued in exchange for
           accounts payable                       $  376,851        $    476,204        $  937,418
         Common stock issued in exchange for
           loans payable and accrued interest     $                 $    652,349        $  700,817

         Common stock issued in exchange
           for wages                              $2,502,743        $ -                 $2,502,743

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

Effective July 21, 2003, the Company changed its name from US Global Aerospace, Inc. to US Global Nanospace, Inc.

NOTE 2. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic loss per share were 85,626,441 and 81,894,646, for the three and nine months ended December 31, 2003 and 56,076,015 and 66,871,050 for the three and nine months ended December 31, 2002 and 83,088,204 since inception (March 20, 2002) through December 31, 2003, respectively. At December 31, 2003, there were 4,463 shares of potentially issuable common stock. Because of the net loss for the three and nine months ended December 31, 2003 and 2002 and since inception (March 20, 2002) through December 31, 2003, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 3. MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials and nano and micro sound generating devices for breach barriers and non-lethal weapon applications. The Company is focusing its efforts on developing a broad range of defense and law enforcement applications for the materials it creates. Currently, most of the Company's products are being developed for use by the military and homeland security. Upon the completion of the development of such products, the Company intends to market and sell to the aerospace and defense industries. Operating revenues have been generated in the amount of $127,831 for the nine months ended December 31, 2003.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 3. MANAGEMENT PLANS (CONTINUED)

In fiscal 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $1,675,425 in loans since inception from third parties, existing shareholders and directors. At this time, to conserve cash, the Company does not manufacture its products nor does it maintain a sales force. These functions are outsourced. In addition, officers of the Company and certain employees have been deferring their salaries or accepting shares of the Company's common stock in lieu of cash. The Company has applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. The Company is also negotiating with various government agencies and private companies for the sale of its products. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from grants and product sales, it will be required to seek financing from its largest stockholder, who has provided financing and a loan guarantee for the Company in the past. The stockholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 4. INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined using a first-in, first-out method

NOTE 5. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. (Aerospace) entered into an agreement with the Company to assign certain of its Intellectual Property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the Intellectual Property have expired. For the nine months ended December 31, 2003, the Company has incurred a total of $4,474 in royalties from this agreement.

NOTE 6. RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in note 5. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million for which the Company currently owes Aerospace $306,695 as of December 31, 2003. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired certain employees from Aerospace. Aerospace continues to provide certain supplies and services to the Company.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 7. SHAREHOLDER LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% and matured on December 31, 2003. Aerospace has extended this loan through June 30, 2004. The Company owes Aerospace $94,342, including interest, as of December 31, 2003 under this loan agreement.

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations until such time the Company generates cash through operations or financing is obtained from the issuance of debt or equity. The Chairman and CEO of the Company also controls USDR(NV), Inc. (USDR) and on June 6, 2003 the Company entered into a loan agreement with USDR for amounts up to $125,000. The loan bears interest at 10% and matures on April 30, 2004. The Company owes USDR $109,205, including interest, as of December 31, 2003 under this loan agreement.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% and mature on April 30, 2004.

On April 29, 2003, April 30, 2003 and May 9, 2003, the Company entered into three loans totaling $35,000 from Directors. The loans bear interest at 10% and mature on June 30, 2004. On August 7, 2003 the Company entered into a loan agreement with a Director for amounts up to $150,000. The loan bears interest at 10% and matures on June 30, 2004. The Company owes the Director $150,715, including interest, as of December 31, 2003 under this loan agreement. On October 3, 2003 the Company entered into a loan agreement with a Director for amounts up to $100,000. The loan bears interest at 10% and matures on June 30, 2004. The Company owes the Director $6,000 as of December 31, 2003 under this agreement.

NOTE 8. BANK NOTES PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, bearing interest at 13% and matured on December 31, 2003. The interest rate has been reduced to 10% and the loan has been extended to March 31, 2005. The terms are four principal payments of $300,000, plus interest per quarter beginning on March 31, 2004, and one final principal and interest payment of $25,625 due on March 31, 2005. The loan is secured by the assets of the Company and guaranteed by our largest shareholder. As of December 31, 2003, the Company had a total outstanding principal balance of $1,525,000 and accrued interest totaled $43,986. During the nine months ended December 31, 2003, the bank forgave $239,185 of interest and fees related to the lines of credit.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                  Notes to the Financial Statements (Continued)

NOTE 9. CONSULTING AGREEMENTS

On September 30, 2002, the Company entered into an agreement incident to an existing consulting agreement pursuant to which 562,500 shares of restricted common stock were issued subject to vesting conditions. The shares were recorded at their fair value totaling $309,375 as deferred compensation and services and the expense was being amortized over the service period. However, on December 3, 2003 the Company and the consultant mutually agreed to terminate the consulting agreement and 843,750 unvested shares that had been issued, were returned to the Company and cancelled. As a result, the Company reversed unrecognized deferred compensation and services under this consulting agreement totaling $116,628. Accordingly, the 843,750 cancelled shares are not considered issued or outstanding at December 31, 2003.

NOTE 10. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No options were granted under the plan for the periods ended December 31, 2003 and 2002 and since inception (March 20, 2002). Options outstanding as of December 31, 2003 that were granted under the stock option plan of US Global Aerospace (fka Caring Products International) prior to the merger with the Company and were fully vested as of the merger date (May 17, 2002) have all expired. Accordingly, no compensation expense would have been recognized had the Company applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, during the periods ended December 31, 2003 and 2002 and since inception (March 20, 2002).

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

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                        Notes to the Financial Statements

NOTE 10. STOCK-BASED COMPENSATION (CONT'D)

On July 18, 2003, the Company granted 860,343 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries and expenses with an award valuation of $344,137, equaling 100% of the fair market value per share on the date of grant of the award. However, on July 28, 2003, the Company cancelled and redeemed 13,647 of these shares from an employee in exchange for monies owed the Company, having a total value of $5,459.

On July 25, 2003, the Company granted 1,000,000 shares of common stock under the 2002 Stock Plan to our CEO in lieu of cash payment of salary with an award valuation of $250,000, which was the fair market value per share on the date of grant of the award.

On October 1, 2003, the Company granted 3,390,138 shares of common stock under the 2002 Stock Plan to employees and our CEO in lieu of cash payment of salaries with an award valuation of $491,569, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $84,754 as additional non-cash expense for the difference between the fair value of the stock and the salaries due. However, on October 14, 2003, the Company cancelled and redeemed 71,120 of these shares from an employee by mutual agreement, having a total value of $12,090.

On December 15, 2003, the Company granted 1,328,070 shares of common stock under the 2002 Stock Plan to employees and our CEO as a stock bonus for services during January 1, 2003 through December 31, 2003 with an award valuation of $1,195,260, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $212,494 as additional non-cash expense for the difference between the fair value of the stock and the bonus amount due.

The Company has accrued payroll taxes relating to the issuance of stock in lieu of wages in accrued salaries and expense as of December 31, 2003 and the Company has recorded employee receivables for the employees portion of the taxes due to the Company.

NOTE 11.  SUBSEQUENT EVENT

On January 14, 2004, our Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized common stock from 100,000,000 to 300,000,000 shares and to increase the authorized preferred stock from 1,000,000 to 10,000,000 shares.

NOTE 12. RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has published a revision to Interpretation 46 ("46R") to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and to exempt certain entities from its requirements. The additional guidance is being issued in response to input received from constituents regarding certain issues arising in implementing Interpretation 46.

                            US Global Nanospace, Inc.
                      (Formerly US Global Aerospace, Inc.)
                          (A development stage company)

                        Notes to the Financial Statements

NOTE 12. RECENTLY ISSUED ACCOUNTING STANDARDS (CONT'D)

Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R (or Interpretation 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this revised Interpretation. The Company believes that adoption of Interpretation 46 will have no effect on its financial statements.

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

PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

      Management's discussion and analysis of results of operations and financial condition is based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

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

      To date, we have funded our operations through loans in the amount of $1,650,000 from a bank and loans in the amount of $1,675,425 from unrelated third parties, directors and a shareholder. We have applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. We are also negotiating with various government agencies and private companies for the sale of our products. We cannot guarantee that we will be awarded any grant or that a market for our products will develop. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

RESULTS OF OPERATIONS

      Our earnings for the quarter and the period ended December 31, 2003 continue to reflect our status as a development stage research company. While many of our products are developed and can be marketed, we do not have the infrastructure or financial resources to manufacture and distribute our products. Our efforts are currently focused on establishing worldwide distribution channels through recognized distributors. However, although we are currently in negotiations with one or more recognized distributors, we have not executed any distribution agreements thus far. Therefore, we do not currently have a significant market presence and our products have not been proven by consistent commercial use. Additionally, sales of products geared to the defense and homeland security markets are often tightly controlled and require decisions to be made by one or more government agencies. There can be no assurance that our products will be purchased on a significant scale or commercially proven in the near term. Because we have not yet realized revenues from the sale of our products, as in the past we will need our majority shareholder to continue loaning the funds needed to continue our operations for the near term.

QUARTER ENDED DECEMBER 31, 2003 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2002

      Our revenues from operations for the quarter ended December 31, 2003 were $2,152 as compared to revenues of $0 for the quarter ended December 31, 2002. Our cost of revenues from operations for the quarter ended December 31, 2003 were $241 as compared to cost of revenues of $0 from the quarter ended December 31, 2002. This increase in revenues and cost of revenues was due to sales of our products.

      During the quarter ended December 31, 2003 we spent $622,102 on research and development as compared to $167,265 for research and development during the quarter ended December 31, 2002. Our research and development costs increased and will be significant because of on-going research and development of our products.

      During the quarter ended December 31, 2003 we incurred $1,072,180 in expense related to non-cash compensation as compared to $850,679 in expense related to non-cash compensation during the quarter ended December 31, 2002. Of this amount, $738,435 is non-cash general and administrative expense from the amortization of deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the prior year. We will continue to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. This amount declined due to the cancellation of a consultant agreement as a result of which the Company reversed unrecognized non-cash compensation in the amount of $116,626, and canceled 843,750 shares. The remaining $333,745 relates to the issuance of common stock in exchange for services and employee wages. We pay our consultants and certain of our employees with our common stock in order to conserve cash. We used, and will continue to use as necessary, consultants for the development and marketing of our products.

      During the quarter ended December 31, 2003 other operating expense totaled $1,020,447 as compared to other operating expense of $765,333 for the quarter ended December 31, 2002, an increase of approximately 34%. This increase is largely due to general and administrative costs and expenses associated with maintaining a public company.

      We had an operating loss of $2,712,818 for the quarter ended December 31, 2003 as compared to an operating loss of $1,783,277 for the quarter ended December 31, 2002 and a net loss of $2,702,327 for the quarter ended December 31, 2003 as compared to a net loss of $1,253,410 for the quarter ended December 31, 2002. The increase in operating and net loss is attributable to the on-going costs to develop and bring our products to market. Also attributed to this increase is the amount of deferred compensation and services related to the consulting agreements described above.

      Interest expense for the quarter ended December 31, 2003 totaled $228,694 as compared to interest expense totaling $92,697 for the quarter ended December 31, 2002. Interest expense increased this quarter because of fees and increases in borrowing. During the quarter ended December 31, 2003, fees of $239,185, included in debt restructure, were forgiven.

NINE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

      Our revenues from operations for the nine month period ended December 31, 2003 were $127,831 as compared to revenues of $0 for the nine month period ended December 31, 2002. Our cost of revenues from operations for the nine month period ended December 31, 2003 were $28,002 as compared to cost of revenues of $0 from the quarter ended December 31, 2002. This increase in revenues and costs of revenues was due to sales of our products.

      Research and development costs were $1,121,898 for the nine month period ended December 31, 2003 as compared to research and development costs of $1,148,516 for the nine month period ended December 31, 2002, a decrease of approximately 2%. Our research and development costs overall declined because the development of many of our products is complete and we are currently beginning to market these products. However, we expect to continue to incur significant research and development costs in the future in connection with the continued development of our products.

      Expense related to non-cash compensation was $2,854,053 for the nine month period ended December 31, 2003 as compared to $2,228,792 in expense related to non-cash compensation for the nine month period ended December 31, 2002. Of this amount, $2,413,587 is non-cash general and administrative expense from the amortization of deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the prior year. We will continue to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. This amount declined due to the cancellation of a consultant agreement as a result of which the Company reversed unrecognized non-cash compensation in the amount of $116,626, and canceled 843,750 shares. The remaining $440,466 relates to the issuance of common stock in exchange for services and employee wages. We pay our consultants and certain of our employees with our common stock in order to conserve cash. We used, and will continue to use as necessary, consultants for the development and marketing of our products.

      Other operating expense totaled $1,782,828 for the nine month period ended December 31, 2003 as compared to other operating expense of $2,276,930 for the nine month period ended December 31, 2002, a decrease of approximately 22%. This overall decrease reflects the implementation of cost cutting measures during the period.

      We had an operating loss of $5,658,950 for the nine month period ended December 31, 2003 as compared to an operating loss of $5,654,238 for the nine month period ended December 31, 2002, and a net loss of $5,828,408 for the nine month period ended December 31, 2003 as compared to a net loss of $5,125,117 for the nine month period ended December 31, 2002. The increase in operating and net loss is due to research and development costs incurred in developing our products and to the non-cash general and administrative expense for deferred compensation and services relating to certain consulting agreements. We expect to continue to incur significant research and development costs in the future in connection with the continued development of our products.

      Interest expense for the nine month period ended December 31, 2003 totaled $408,643 as compared to interest expense of $93,443 for the nine month period ended December 31, 2002. Interest expense increased because of fees and increases in borrowing. During the nine months ended December 31, 2003, fees of $239,185 had been forgiven and recorded as debt restructure.

      During the next 12 months we will continue upgrading our current products and developing new products and methods using our lightweight, anti-ballistic material, G-Lam. We anticipate that expenses relating to upgrading our products will continue to be significant.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003 we had cash on hand of $3,005. Our primary source of cash during the nine months ended December 31, 2003 was loans totaling $395,425 and revenues totaling $127,831. Net cash used in operating activities was $262,959 during the nine months ended December 31, 2003. The primary uses of cash for the quarter ended December 31, 2003 consisted of general operating costs and product research and development expenses. At this time, to conserve cash, we outsource the manufacture of our products and our sales and marketing functions. In addition, our officers and certain employees have deferred their salaries. We have applied for grants from various government agencies that, if approved, will provide funding for the development of new products and for the enhancement of our current products. We are also negotiating with various government agencies and private companies in the areas of defense, homeland security, law enforcement and aerospace for the sale of our products. We cannot be certain, however, that we will be awarded any funds through grants or that sales of our products will ever generate enough cash to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from grants and product sales, we will be required to seek financing from our largest stockholder, who has provided financing and a loan guarantee for us in the past, although he is under no obligation to loan any money to us. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

      We had no investing activities that used or generated cash during the nine months ended December 31, 2003 as compared to $2,946 of cash from investing activities that was acquired in conjunction with the share exchange we entered into on May 17, 2002 with USDR Global Aerospace, Ltd., a Delaware corporation, and its stockholders.

      Cash flows from financing activities for the nine months ended December 31, 2003 included loan proceeds in the amount of $395,425. Cash flows from financing activities for the nine months ended December 31, 2002 consisted of proceeds from lines of credit in the amount of $1,307,879 from a bank, and $1,280,000 from a shareholder and other third parties.

      During the nine months ended December 31, 2003, in order to conserve cash, we issued our common stock to satisfy accounts payable totaling $376,851 and wages totaling $2,502,743.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In consultation with our Board of Directors, we have identified the following accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

      Our Chairman and Chief Executive Officer controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to us. In the past, Aerospace provided employees and product development services to us. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by Aerospace. Since inception (March 20, 2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million for which, as of December 31, 2003, we owed Aerospace $306,695.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has published a revision to Interpretation 46 ("46R") to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and to exempt certain entities from its requirements. The additional guidance is being issued in response to input received from constituents regarding certain issues arising in implementing Interpretation 46.

Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R (or Interpretation 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this revised Interpretation. The Company believes that adoption of Interpretation 46 will have no effect on its financial statements.

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

PART 1 - ITEM 3   CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the Securities and Exchange Commission's rules and forms. We have experienced considerable problems from our accounting software. We have upgraded our equipment in response to these problems. Our internal procedures have been adjusted to reflect this change.

      There were no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II

       ITEM 1.     LEGAL PROCEEDINGS

       Not applicable.

       ITEM 2.  CHANGES IN SECURITIES

       Not applicable.

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 14, 2004, the Company's Board of Directors and it majority shareholder voted to increase the Company's authorized shares of Common Stock from 100,000,000 to 300,000,000 and to increase the Company's authorized shares of Preferred Stock from 1,000,000 to 10,000,000.

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

      3.2   Bylaws (3)

      31.1  Certification Pursuant to Rule 13a-14(a) and 15d-14(a). (4)

      31.2  Certification Pursuant to Rule 13a-14(a) and 15d-14(a). (4)

      32. Certification Pursuant to Section 1350 of Title 18 of the United States Code. (4)

---------------------------------------------------
(1) Incorporated by reference from a Form 8-K filed by USGA with the Securities and Exchange Commission on May 30, 2002.

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

                               US GLOBAL NANOSPACE, INC.



                              By:  /s/John Robinson
                                   -----------------------------------------
Date:  February 23, 2004           John Robinson, Chief Executive Officer




                              By:  /s/Julie Seaman
                                   -----------------------------------------
Date:  February 23 2004            Julie Seaman, Chief Financial Officer