Form 10KSB
period 2004-03-31
US GLOBAL NANOSPACE  INC
filed 2004-07-14
CIK 1001111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2004
                           Commission File No. 0-23339

                            US GLOBAL NANOSPACE, INC.
                 (Name of small business issuer in its charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Issuer's revenues for its most recent fiscal year:  $140,349

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$16,866,573 as of July 6 , 2004.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At July 6, 2004, a total of 89,198,219 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                                TABLE OF CONTENTS
(TO BE ARRANGED AFTER FINAL)

PART I
                                                                            Page

Item 1.   Description of Business                                              1

Item 2.   Description of Properties                                            6

Item 3.   Legal Proceedings                                                    6

Item 4.   Submission of Matters to a Vote of Security Holders                  7

PART II

Item 5.   Market Information                                                   8

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 7.   Financial Statements                                        F-1 - F-17

Item 8.   Changes In, and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                18

Item 8A. Controls and Procedures                                              18

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   33

Item 10.  Executive Compensation                                              34

Item 11.  Security Ownership of
           Certain Beneficial Owners and Management                           34

Item 12.  Certain Relationships and Related Transactions                      35

Item 13.  Exhibits, Lists and Reports on Form 8-K                             36

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         US Global Nanospace, Inc. (referred to in this report as "USGN", "the Company", "we", "us" or "our") is a development stage company with expertise in the emerging field of nanotechnology. Through March 31, 2004, the end of our fiscal year, our operations included research and development of our products, the acquisition and development of intellectual property, designing and building prototype materials, and forming strategic partner alliances for licensing, manufacturing, and marketing our products.

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

         On September 26, 2002, Caring Products International, Inc. changed its name to US Global Aerospace, Inc.

         As Caring Products International, Inc., USGN and its subsidiaries designed a line of proprietary urinary incontinence products with disposable liners that were sold under the Rejoice brand name in the U.S., Canada and Europe. Due to a lack of funding necessary to support full retail distribution in chain stores and hospitals, we closed our marketing offices and liquidated our remaining inventory. We discontinued all operations related to the production, marketing and sale of our incontinence products during the fiscal year ended March 31, 2001.

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

         Gaddy Wells, the Secretary of USDRGA, as our Secretary; and

         Julie Seaman, the Treasurer and Chief Financial Officer of USDRGA, as our Treasurer.

         In addition, subject to and effective upon compliance with Rule 14f-1 under the Securities Exchange Act of 1934, Rice and Bills resigned as our directors and appointed Robinson, Wiener, Wells and Seaman as our new board of directors. However, effective June 14, 2002, Mr. Wells resigned his positions as an officer and future director of USGN, as well as his positions as an officer and director of USDGRA, as a result of issues regarding potential conflicts of interest. Effective June 17, 2002, Ms. Seaman was appointed as Secretary of USGN, in addition to being Treasurer and a director of USGN. Effective July 29, 2002, Mr. Wiener resigned as a director and as President of USGN, and as the President and Chief Operating Officer of USDRGA. As of the date of this report, the officers and directors of USGN are as follows: John Robinson, Chief Executive Officer and Chairman of the Board, and Julie Seaman, Chief Financial Officer, Secretary, and Treasurer.

         Effective December 31, 2002, USGN filed a Certificate of Ownership with the Secretary of State of Delaware effecting the merger of USDRGA with and into USGN, and USGN assumed all the assets and liabilities of USDRGA.

         On February 13, 2003, our Board of Directors approved a 3 for 1 forward split of our common stock for stockholders of record as of February 24, 2003. The 3 for 1 stock split became effective on March 5, 2003. Unless otherwise specified, all references to the number of shares and per share data in this report give effect to this stock split.

          Effective July 21, 2003, US Global Aerospace, Inc. changed its name to US Global Nanospace, Inc.

          On January 14, 2004, our Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized common stock from 100,000,000 to 300,000,000 shares and to increase the authorized preferred stock from 1,000,000 to 10,000,000 shares.

          On January 21, 2004, our Board of Directors approved and adopted a Code of Business Conduct and Ethics.

          On June 2, 2004, our Board of Directors approved an amendment to the Company's Amended and Restated 2002 Stock Plan (the "Plan") to increase the shares of common stock included in the Plan from 15,000,000 shares to 30,000,000 shares. The amendment also changed the references in the Plan document from "US Global Aerospace, Inc." to "US Global Nanospace, Inc." and amended Section 7.2 of the Plan so that the calculation of the purchase price of Stock Awards may be the same for all recipients of such awards.

OUR BUSINESS

         US Global Nanospace, Inc. is a development stage company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include optimized polymer and organic materials and nanofibers to produce variable threat armor solutions, advanced filtration systems for air, water, and cigarettes, biological and chemical decontaminants, and blast mitigation and fire protection materials. We are currently focusing our efforts on licensing and marketing the products we have developed for threat reduction and health and safety applications. Our target customers for these materials, formulas, and processes include agencies and/or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies and/or organizations, to the extent permitted by applicable law or regulation.

OUR PRODUCTS
         Many  of  our  products   incorporate   optimized  polymer  or  organic
nanofibers up to one micron in size. Our products, some of which are still being developed, include the following:

         o airborne pathogen and allergen air filter and purification systems for use in commercial, industrial and vehicle/craft applications;

         o        toxin reducing, biodegradable cigarette filter;

         o non-toxic, environmentally friendly biological and chemical decontamination formula for use in remediation of terrorist attacks, industrial accidents or naturally occurring pathogenic threats;

         o nanoparticles and nanofibers of metals, metallic oxides, polymers and organics, for light weight armor systems and various other applications; and

         o blast mitigation and fire blocking or containment materials for defense, commercial, and industrial applications.

NANOFILTER (TM) PATHOGEN/ALLERGEN AIR FILTER PURIFICATION SYSTEMS

         The core of USGN's NanoFilter technology was initially developed for NASA for use during extended crewed space flight applications lasting in excess of 120 days, to provide ultra-fine particulate matter air filtration and purification.

          The Nanofilter is comprised of advanced polymeric nanofiber combined with a patented particle stimulation mechanism. The result is an optimized porous nanofilter media that is enveloped with an electronic field causing the airborne particulate matter to move in a churning motion perpendicular to the airflow direction without ionization, thus significantly enhancing the London/Van der Waals force interaction (a method of intermolecular attraction), resulting in a super-efficient air filtration and purification system to effectively capture bacteria, viruses, smoke, dust, odorants, and other sub-micron sized particulate matter.

     Unlike traditional filter technologies that rely on ever more restrictive filter elements and reduced flow rates in order to catch smaller particles, nanofilter technology provides nearly unrestricted air-flow, minimal pressure drop, and a substantial increase in energy efficiency. Applications for this technology currently exist in industrial, commercial, and residential buildings, as well as mass transit vehicles. We are currently developing prototype filters intended for commercial and medical facility heating, ventilation, and air conditioning applications.

NANOFILTERCX

         NanofilterCX offers a high-efficiency mechanical filtration means for reduction of cigarette smoke toxins. We believe it features pricing competitive with current common cigarette filters, seamless integration into the manufacturing process, easier smoking action, consistent taste and a reduction of smoke toxin levels. This ability to filter toxins without impeding smoke flow or requiring excessive air dilution results from the slip-flow effect of the biodegradable nanofiber filter medium. This effect increases flow across the filter fiber surface to provide for higher diffusion, interception and retention of smoke toxins and dangerous particulate matter without losing desired tobacco taste. Other recently developed filter products in the category of Less Harmful Cigarettes (LHCs) or Reduced-Risk Cigarettes are chemical-based and therefore require lengthy government approvals to evaluate any residual ingestion effects of the chemical additives. Due to its purely mechanical filtering action, NanofilterCX is designed to eliminate such residual ingested effect to the smoker.

         In addition to the direct benefit to smokers of reducing toxins, NanoFilterCX can be manufactured from a variety of polymers to optimize biodegradability, in contrast with alternative filter products.

ALL-CLEAR(TM) CHEM/BIO DECONTAMINATION FOAM

         ALL-CLEAR(TM) is a non-toxic decontaminant foam for the neutralization of Chemical and Biological Weapons (CBW) agents and contaminants introduced via natural or industrial processes. ALL-CLEAR(TM) was developed by TIAX LLC, a collaborative product and technology development company based in Cambridge, Massachusetts. On July 24, 2003 we entered into a Patent and Technology License Agreement with TIAX, pursuant to which we acquired the exclusive right to produce and market ALL-CLEAR(TM) internationally.

         ALL-CLEAR(TM) Chem/Bio Decon Foam is an environmentally friendly and non-toxic decontaminant that neutralizes agents without the harmful and potentially deadly effects that most chlorine and formaldehyde-based decontamination agents have on sensitive apparatus like landing gear and brake assemblies.

         TIAX developed the non-hazardous, environmentally friendly foam under the sponsorship of the Technical Support Working Group (TSWG) in 1999. The TSWG (www.TSWG.gov) is the U.S. government's national forum to rapidly develop technologies and equipment to meet the high-priority needs of combating terrorism.

         Unlike other decontamination products that rely on chemical reactions to oxidize agents, this two-part product uses an enzyme to selectively destroy nerve agents and a biocide mixture to sanitize biological agents. Chem/Bio Decon Foam's active ingredients are not rapidly depleted by reaction with other materials, such as dirt and grease, resulting in a long-lasting product. The foam can be dispensed using commonly available fire-fighting equipment in addition to numerous readily available commercial applicators.

G-LAM ARMOR SYSTEMS

GARDS(TM)-GUARDIAN(TM) ANTIBALLISTIC REPLACEMENT DOOR SKINS

         The new Guardian(TM) Antiballistic Replacement Door Skin (GARDS(TM)) for the AM General High Mobility Multipurpose Wheeled Vehicle ("HMMWV", commonly pronounced Hum-Vee) are lightweight and flexible antiballistic panels designed to protect vehicle occupants in elevated-threat locations.

         GARDS(TM) are designed to be attached in the field to the interior of the existing HMMWV doorframe, upgrading threat level protection to NIJ Level IIIA or higher, providing for a radical increase in protection from small arms fire, projectiles, fragmentation and shrapnel when compared to the original equipment fabric doors. GARDS are designed to be installed in fifteen minutes. They weigh under six pounds per panel, require no maintenance and as the original door structure and canvas cover remain intact are intended to be unnoticeable from the outside of the vehicle. GARDS' strength, durability and low weight is a result of US Global's G-Lam(TM) anti-ballistic material. G-Lam(TM) is created with a process that results in mechanical properties that, to our knowledge, are far superior to common anti-ballistic composite materials. US Global has developed G-Lam(TM) advanced materials specifically for such applications. GARDS are designed to provide maximum protection against small arms fire, fragmentation and shrapnel. G-Lam(TM) is also designed to be impervious to petroleum distillates and to maintain performance at temperatures in excess of 400 degrees Fahrenheit.

SAVE-A GUNNER (SAG) HUMMVEE TURRET

         The S.A.G.(TM) Turret has been designed as a durable, lightweight shielded turret for the HMMWV.

         The S.A.G.(TM) Turret weighs approximately 195 pounds and offers rapid rotational capability. The S.A.G.(TM) Turret is approximately 4 feet in diameter, is designed to interface precisely with military HMMWV rotating turret rings and is designed to be installed by two people in less than one hour using common hand tools. As in other applications, USGN's proprietary G-Lam(TM) material used in the turret is designed to be impervious to petroleum distillates and to maintain performance at temperatures in excess of 400 degrees Fahrenheit. The S.A.G.(TM) turrets are currently being tested by the U.S. Army.

RADOMEX ANTIBALLISTIC AIRCRAFT RADOME

        USGN has developed radomes - a protective housing for radar antenna for helicopters. In addition, USGN has developed an antiballistic radome, "RadomeX", that is designed to be almost indestructible and to provide significant ballistic protection to the flight crew, the radar equipment and the aircraft while allowing the radar to operate without interference. We are currently supplying radomes for the AB412 Series Military Helicopters to Agusta Aerospace and Bell Helicopter.

BLAST-X(TM) EXPLOSION MITIGATION MATERIAL

         Blast-X(TM) is a lightweight blast mitigation material available in flat and conformable panels. Blast-X(TM) integrates four distinct blast mitigation and containment technologies into a single product that is designed to reduce the risk of death and injury, preserve forensic evidence, increase safe working environments and reduce litigation exposure.

         Blast-X(TM) is designed to be an environmentally safe, cost-effective technical solution for countering the threat of criminal and terrorist bombing incidents by dramatically reducing shock waves and blast impulse, suppressing fireballs and killing after-burn, thus significantly enhancing protection of facilities, structures, vehicle and craft, and most importantly, their occupants. Blast-X(TM) wallboard is designed for original installation and retrofit in building construction and is easily installed using customary wallboard installation techniques.

DISTRIBUTION/MANUFACTURING

         We will not engage in manufacturing the products we develop. As products are ordered, we will contract with third parties for their manufacture. The primary market for our products is the defense industry, and we anticipate that some of our products may eventually be sold for commercial and consumer uses. As the market for our products will be worldwide, manufacturers are being chosen based on quality, location and price.

        We will continue to use consultants knowledgeable in the industries we target to obtain orders.

COMPETITION

         Nanotechnology is an emerging industry. We believe that the global number of development-stage companies involved in the development of nanomaterials will continue to grow. We believe that most of these companies will be engaged primarily in funded research, and we are not aware of any that have commercial production capabilities, however, they may represent competitive risks in the future. Some of these development stage companies, especially in other countries, are receiving significant government assistance.

         The manufacture of the products made with nanotechnology is intense. We face current and potential competition from companies that develop products for similar uses, as well as the in-house capabilities of several of our potential customers, such as the military. Many of these competitors are larger and more diversified than we are. Although we believe that our materials and technologies are superior to other products, competitive companies pose risks to us because they may have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

         The raw materials used to produce our products are easily obtained from multiple sources at competitive prices. If any of these supply sources becomes unavailable, we believe that we would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

INTELLECTUAL PROPERTY

         As our products are developed we may apply for patents if we believe it advantageous. We do not believe that our business would be materially affected by the expiration of any patents, if they are issued. We have applied for registration of two marks, ALL-CLEAR (word mark) and ALL-CLEAR (design mark) with the United States Patent & Trademark Office. To date, the registrations have not been issued. We do not have franchises or concessions that are considered to be of material importance to us in the conduct of our business. When we consider it to be advantageous, we enter into patent license agreements for technologies that are synergistic to our current products, or that expand the range of our security products.

GOVERNMENT REGULATION

         In general, the development of our products is not subject to government regulation. However, because we intend to sell our products in countries other than the United States, we are required to comply with federal rules governing such sales.

RESEARCH AND DEVELOPMENT

         Research and development is a critical component of our business and is ongoing. During the last fiscal year, we spent $1,264,867 on research and development. Our research and development costs will continue to be substantial.

EMPLOYEES

         We currently have 10 full-time employees. Depending on the project, we also retain the services of between 10 and 13 consultants.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate office will continue to be based in Nevada as management believes that the state strongly supports small business. However, because the majority of our existing research personnel are domiciled in Texas, we lease approximately 39,000 square feet of industrial space on 2.4 acres, located at 1016 Harris Road, Arlington, Texas, at a gross rental rate of $11,000 per month, which is at a market rate. The lease term ends on May 31, 2006. The property is in satisfactory condition for USGN's operations. USGN expects that the property will be adequate for its needs for the lease term.

ITEM 3.  LEGAL PROCEEDINGS

         There is no current outstanding legal action in which we are involved and we are unaware of any pending actions or claims against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Delaware General Corporation Law sections 228(a) and (c) provide that any action that may be taken at a special meeting of the stockholders may be taken by written consent of stockholders holding a majority of a company's shares. On May 29, 2003, January 14, 2004 and June 2, 2004, stockholder action was taken by written consent.

         On May 29, 2003, we received stockholder consent approving our Amended and Restated 2002 Stock Plan and an amendment to our Certificate of Incorporation effecting a change of our name to US Global Nanospace, Inc. and changing our registered address in the State of Delaware. A stockholder owning and having the right to vote 46,500,000 shares of common stock, which constituted a majority of the then outstanding shares, consented to these matters. There were no votes cast against or withheld, and no abstensions or broker non-votes regarding this matter. Notice of these actions was given to our stockholders on or about June 24, 2003.

         On January 14, 2004, we received stockholder consent approving our Amended and Restated Certificate of Incorporation, which was originally filed with the Secretary of State of Delaware on September 26, 2002, to increase the authorized common stock from 100,000,000 shares to 300,000,000 shares and to increase the authorized preferred stock from 1,000,000 shares to 10,000,000 shares. A stockholder owning and having the right to vote 46,425,000 shares of common stock, which constituted a majority of the then outstanding shares, consented to this matter. There were no votes cast against or withheld, and no abstensions or broker non-votes regarding this matter. We have begun the process of giving notice of this action to our stockholders, as required by section 228(e) of the Delaware General Corporation Law.

         On June 2, 2004, we received stockholder consent approving an amendment to our Amended and Restated 2002 Stock Plan (the "Plan") to increase the shares of common stock included in the Plan from 15,000,000 shares to 30,000,000 shares, to reflect our name change from "US Global Aerospace, Inc." to "US Global Nanospace, Inc." and to amend Section 7.2 of the Plan so that the calculation of the purchase price of Stock Awards may be the same for all recipients of such awards. A stockholder owning and having the right to vote
46,686,658 shares of common stock, which constituted a majority of the then outstanding shares, consented to this matter. There were no votes cast against or withheld, and no abstensions or broker non-votes regarding this matter.

         We have begun the process of giving notice of this action to our stockholders, as required by section 228(e) of the Delaware General Corporation Law.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         Our common stock has traded on the NASD OTC Bulletin Board under the symbol USGA since October 4, 2002. From July 12, 2001 to October 4, 2002, our common stock traded on the NASD OTC Bulletin Board under the symbol CPRD. From June 21, 1999 to July 12, 2001 our common stock traded on the OTC Bulletin Board under the symbol BDYR. From December 15, 1997 through June 20, 1999, our common stock traded on the Nasdaq SmallCap Market under the symbol BDRY. Previously, our common stock traded on the OTC Bulletin Board under the symbol CGPD from November 21, 1997 through December 14, 1997, under the symbol CGPDD from October 21, 1997 through November 20, 1997 and under the symbol CGPD from August 14, 1997 through October 20, 1997. We voluntarily delisted our common shares from the Vancouver Stock Exchange in January 1998, and from the British Columbia Stock Exchange on June 17, 2002. We also voluntarily delisted our common shares from the Berlin Bremen Stock Exchange on May 26, 2004, after discovering we were listed without our consent or approval.

         The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                PERIOD           HIGH     LOW
                                                -------------    ------   ------
         Fiscal Year Ended March 31, 2004       First Quarter    $0.031   $0.005
                                                Second Quarter   $0.510   $0.130
                                                Third Quarter    $1.390   $0.120
                                                Fourth Quarter   $3.050   $0.610

         Fiscal Year Ended March 31, 2003       First Quarter    $2.083   $0.283
                                                Second Quarter   $0.933   $0.083
                                                Third Quarter    $0.216   $0.116
                                                Fourth Quarter   $0.183   $0.080

HOLDERS

         There were approximately 6,854 stockholders of record of common stock as of June 4, 2004.

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

SALE OF UNREGISTERED SHARES

         During the last fiscal year we sold securities that were not registered under the Securities Act of 1933. The following transactions were not reported in our previously filed quarterly reports. The transactions are as follows:

         On September 24, 2002 we issued 1,687,500 shares to an individual for business consulting services, of which 1,265,625 were subject to vesting conditions to be met by the consultant. On December 3, 2003 the Company and the consultant mutually agreed to terminate the consulting agreement and 843,750 shares were returned to the Company and cancelled.

         From July through December 2003, we issued a total of 125,000 shares to an individual for business consulting services.

         We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, to issue the stock in the above-reported transactions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLAN

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through March 31, 2004, the most recently completed fiscal year.

                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    exercise price of         plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Approved by Security Holders     0(1)                      N/A                       624,062(1)
----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Not Approved by Security
Holders                          N/A                       N/A                       N/A
----------------------------- -------------------------- ------------------------- --------------------------

(1) As of March 31, 2004, no options, warrants or rights were granted under the US Global Aerospace, Inc. Amended and Restated 2002 Stock Plan, however we have awarded 14,375,938 shares of common stock to officers, employees and consultants in exchange for services rendered to us. Therefore, as of March 31, 2004 there was available for future issuance under the US Global Aerospace, Inc. Amended and Restated 2002 Stock Plan 624,062 shares of common stock.

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

         The Chairman and Chief Executive Officer of USGN controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to USGN. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by Aerospace. Since inception (March 20,
2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million for which, as of March 31, 2004, we owed Aerospace $307,114.

PLAN OF OPERATION

         We are a development stage company with expertise in the emerging field of nanotechnology. We specialize in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include optimized polymer and organic materials and nanofibers to produce variable threat armor solutions, superior filtration systems for air, water, and cigarettes, biological and chemical decontaminants, and blast mitigation and fire protection materials. We are currently focusing our efforts on licensing and marketing the products that we have developed for threat reduction and health and safety applications. Our target customers for these materials, formulas, and processes include agencies and/or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies and/or organizations, to the extent permitted by applicable law or regulation.

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

         To date, we have funded our operations through loans in the amount of $1,650,000 from a bank and loans in the amount of $2,494,445 from unrelated third parties and existing stockholders. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

RESULTS OF OPERATIONS

          Our revenues from operations for the year ended March 31, 2004 were $140,349 as compared to revenues of $0 for the year ended March 31, 2003. Our cost of revenues from operations for the year ended March 31, 2004 were $26,728 as compared to cost of revenues of $0 from the year ended March 31, 2003. This increase in revenues was due to sales of our products.

          During the year ended March 31, 2004, we spent $1,264,867 on research and development as compared to $1,627,662 for research and development during the year ended March 31, 2003. Our research and development costs declined because many of our products are developed and are now ready to market.

         During the year ended March 31, 2004, we incurred $3,695,264 in expense related to non-cash compensation as compared to $3,088,327 related to non-cash compensation during the year ended March 31, 2003. During the year ended March 31, 2004, we paid our consultants and employees with our common stock in order to conserve cash.

         During the year ended March 31, 2004, other operating expense totaled $2,213,172 as compared to other operating expense of $2,805,665 for the fiscal year ended March 31, 2003, a decrease of approximately 21%. This decrease reflects the implementation of cost cutting measures during the year as well as a reduction in research and development costs for products that are completed.

         We had an operating loss of $7,059,682 for the year ended March 31, 2004, as opposed to an operating loss of $7,521,654 for the year ended March 31, 2003, a decrease of approximately 6%. The decrease in operating loss is also attributable to cost cutting measures during the year as well as a reduction in research and development costs for products that are completed.

         We had a net loss of $7,285,341 for the year ended March 31, 2004, as compared to a net loss of $7,046,303 for the year ended March 31, 2003, an increase of approximately 3%. This overall increase in net loss is attributable to interest expense incurred from borrowings and to a restructure of debt which took place in the year ended March 31, 2003.

         Other income (expense) for the year ended March 31, 2004 was made up of $300,669 in debt restructuring costs and $526,328 of other expense. The debt restructuring related to loan fees from a bank that were subsequently waived in the amount of $300,669. Other expense consisted of bank loan fees in the amount of $300,669 and interest expense in the amount of $225,659 from loans.

         During the next 12 months we will continue upgrading our current products and developing new products and methods of using our lightweight, anti-ballistic material, G-Lam. For the year ended March 31, 2004, our research and development expenses totaled $1,264,867. We anticipate that our research and development expenses will continue to be significant.

         At March 31, 2004, we had cash on hand of $18,437. Our primary source of cash during the fiscal year was loans totaling $1,214,445 and revenues totaling $140,349. Net cash used in operating activities was $761,328. The primary uses of cash for the year ended March 31, 2004 consisted of general operating costs, product research and development expenses, and reducing bank notes payable.

         At this time, to conserve cash, we outsource the manufacture of our products and our sales and marketing functions. We are negotiating with various government agencies and private companies in the areas of defense, homeland security, law enforcement and aerospace for the sale of our products. We cannot be certain, however, that sales of our products will ever generate enough cash to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales, we will be required to seek financing from our largest stockholder, who has provided financing and a loan guarantee for us in the past. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

         We had no investing activities that used or generated cash during the year ended March 31, 2004. Cash flows from financing activities for the year ended March 31, 2004 included loan proceeds in the amount of $1,214,445 from third parties, existing stockholders, and directors.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has published a revision to Interpretation 46 ("46R") to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and to exempt certain entities from its requirements. The additional guidance is being issued in response to input received from constituents regarding certain issues arising in implementing Interpretation 46. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R (or Interpretation 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this revised Interpretation. The Company believes that adoption of Interpretation 46 will have no effect on its financial statements.

         In April 2003, the FASB issued Statement No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. The adoption of Statement 149 did not have any effect on the Company's financial position, results of operations, or cash flows.

         In May  2003,  FASB  issued  Statement  150,  "Accounting  for  Certain
Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of Statement 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

      This Form 10-KSB report and other reports and statements filed by USGN with the Securities and Exchange Commission include "forward-looking' statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

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

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION AND AN INVESTMENT IN OUR SECURITIES

         An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HAD LIMITED OPERATIONS TO DATE, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF OUR BUSINESS CAN BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, YOUR SECURITIES MAY BECOME WORTHLESS.

         We are a development stage company and, to date, we have had limited operations. During the fiscal year ended March 31, 2004 we had a net loss of $7,285,341 and on that date our liabilities exceeded our assets by $3,061,610. Our auditor, Grobstein, Horwath & Company LLP, has issued a "going concern" opinion for our financial statements at March 31 2004. In that opinion, the auditor noted that we have generated limited revenues and that attainment of profitable operations is dependent upon obtaining adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern. If we are unsuccessful in developing and selling our products, your securities may become worthless.

SOME OF OUR PRODUCTS ARE STILL BEING DEVELOPED AND, AS YET, THEY ARE UNPROVEN, THEREFORE, WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

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

WE WILL CONTINUE TO NEED MONEY TO FUND FUTURE OPERATIONS. IF WE DO NOT RECEIVE ADEQUATE FINANCING WE WOULD BE UNABLE TO CONTINUE OUR OPERATIONS AND YOUR SECURITIES WOULD BECOME WORTHLESS.

         Until we are able to generate significant revenues from the sale of our products, we will require financing for our operations. We cannot assure you that funds will be available to us on favorable terms, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our stockholders. Unavailability of funds could have a material adverse effect on our ability to continue our operations. If we were not able to continue our operations, your securities become worthless.

WE ARE DEPENDENT FOR OUR SUCCESS ON OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, MR. JOHN ROBINSON. THE LOSS OF MR. ROBINSON'S SERVICES WOULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS, AND ON THE VALUE OF YOUR SECURITIES.

         Our future success will depend, to a significant degree, on the continued services of our Chairman and Chief Executive Officer, Mr. John Robinson. We do not have, and currently we do not intend to acquire, key-man life insurance on the life of Mr. Robinson. The loss of Mr. Robinson's services would have a material adverse effect on our business and operations.

OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE NEGATIVELY IMPACTED IF DEMAND FOR OUR PRODUCTS IS LESS THAN WE ANTICIPATE. AS A RESULT, THE VALUE OF YOUR SECURITIES MAY DECLINE.

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

WE HAVE THE  ABILITY  TO ISSUE  ADDITIONAL  SHARES OF OUR COMMON  STOCK  WITHOUT
ASKING  FOR  STOCKHOLDER  APPROVAL,  WHICH  COULD  CAUSE YOUR  INVESTMENT  TO BE
DILUTED.

         On January 14, 2004, our Board of Directors adopted and approved an amendment to our Articles of Incorporation to increase our common stock from 100,000,000 to 300,000,000. The power of the Board of Directors to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock may have the effect of further diluting your investment.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTEYOUR OWNERSHIP INTEREST.

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

A MAJORITY OF OUR CAPITAL STOCK IS OWNED BY OUR EXECUTIVE OFFICERS AND DIRECTORS, WHICH WILL ALLOW THEM TO CONTROL THE OUTCOME OF MATTERS SUBMITTED TO OUR STOCKHOLDERS FOR VOTE.

         As of the date of this Annual Report, management owns the majority of our issued and outstanding shares of capital stock. Because management owns a majority of the capital stock, management will retain the ability to elect a majority of the Board of Directors and thereby control our management. Although they are under no obligation to do so, if our executive officers and directors (and their affiliates) were to vote together, they would also have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, even if a change of control would benefit stockholders.

THERE IS NO ACTIVE PUBLIC MARKET FOR OUR SECURITIES, SO YOU MAY NOT BE ABLE TO LIQUIDATE YOUR SECURITIES IF YOU NEED MONEY.

         Trading of our common stock is sporadic. We cannot guarantee that an active market for our common stock will develop or be sustained soon. You may not be able to liquidate our securities if you need money.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1
     (Grobstein, Horwath, & Company LLP)

Report of Independent Certified Public Accountants (Grant Thornton LLP)      F-2

Balance Sheet as of March 31, 2004                                           F-3

Statements of Operations for the years ended March 31, 2004
 and March 31, 2003 and for the period from inception through
    March 31, 2004                                                           F-4

Statement of Stockholders' Deficit for the period from inception
  through March 31, 2004                                               F-5 - F-7

Statements of Cash Flows for the fiscal years ended March 31, 2004 and March 31, 2003 and for the period from inception
   through March 31, 2004                                              F-8 - F-9

Notes to Financial Statements                                        F-10 - F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
US Global Nanospace, Inc.

We have audited the accompanying balance sheet of US Global Nanospace, Inc. (the Company), a development stage company, as of March 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Global Nanospace, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $7,285,341 for the year ended March 31, 2004, and, as of that date, the Company's total liabilities exceeded its total assets by $3,061,610. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  GROBSTEIN, HORWATH, & COMPANY LLP


June 16, 2004
Sherman Oaks, California

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
US Global Nanospace, Inc.

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2003 and from inception (March 20, 2002) through March 31, 2003 of US Global Nanospace, Inc. (the Company), a development stage company. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of US Global Nanospace, Inc. and its cash flows for the year ended March 31, 2003 and from inception (March 20, 2002) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Seattle, Washington
May 31, 2003

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                 March 31, 2004


ASSETS

CURRENT ASSETS
  Cash                                                             $     18,437
  Accounts receivable                                                    11,405
  Other receivables                                                      71,278
  Inventory                                                               4,695
                                                                   -------------
   Total current assets                                                 105,815
                                                                   -------------
NONCURRENT ASSETS
  Deposits                                                               13,485
                                                                   ------------
      Total assets                                                 $    119,300
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank note payable                                               $  1,225,000
   Accounts payable                                                     258,673
   Shareholder loans payable                                          1,201,526
   Related party payable                                                307,114
   Accrued salaries and expense                                         125,158
   Accrued interest                                                      63,439
                                                                   -------------
       Total current liabilities                                      3,180,910
                                                                   ------------

STOCKHOLDERS' DEFICIT
  Preferred stock authorized, 10,000,000 shares $0.01 par value, none issued or outstanding

  Common stock authorized, 300,000,000 shares $0.001 par value,
      87,429,116 issued and outstanding                                  87,428
  Additional paid-in capital                                         11,590,401
  Deferred compensation and services                                   (399,743)
  Deficit accumulated during the development stage                  (14,339,696)
                                                                   -------------
      Total stockholders' deficit                                    (3,061,610)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $    119,300
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS

                                                                       Cumulative results
                                                                         of operations
                                                                         from March 20,
                                                                              2002
                                           Year ended      Year ended  (date of inception)
                                            March 31,       March 31,  through March 31,
                                               2004            2003           2004
                                         ------------    ------------    -------------
REVENUES                                 $    140,349    $       --       $    140,349
COST OF REVENUES                               26,728            --             26,728
                                         ------------    ------------    -------------
  Gross Profit                                113,621            --            113,621

OPERATING EXPENSES
   Research and development                 1,264,867       1,627,662        2,892,529
   General and administrative
      Non-cash compensation and
        services                            3,695,264       3,088,327        6,783,591
      Other general and administrative      2,213,172       2,805,665        5,026,889
                                         ------------    ------------    -------------
      Total operating expenses              7,173,303       7,521,654       14,703,009
                                         ------------    ------------    -------------
      Operating loss                       (7,059,682)     (7,521,654)     (14,589,388)

OTHER INCOME (EXPENSE)
    Debt restructure                          300,669         617,904          918,573
    Other income                                 --            10,045           10,045
    Interest expense                         (526,328)       (152,598)        (678,926)
                                         ------------    ------------    -------------
     Total other income (expense)            (225,659)        475,351          249,692
                                         ------------    ------------    -------------
    NET LOSS                             $ (7,285,341)   $ (7,046,303)    $(14,339,696)
                                         ============    ============     ============
    Net loss per share, basic and
      diluted                            $      (0.09)   $      (0.10)    $      (0.17)
                                         ============    ============     ============

    Basic and diluted weighted average
      number of common shares              83,145,742      68,917,889      86,839,927



The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                     Statement of Stockholders' Deficit From
                inception (March 20, 2002) through March 31, 2004

                                                                                                              Deficit
                                                                                                           Accumulated
                                                      Common                 Additional         Deferred    During the         Total
                                                       Stock                    Paid-in     Compensation   Development Stockholders'
                                                      Shares       Amount       Capital     and Services         Stage       Deficit
                                                 -----------   ----------   -----------     ------------   ----------- -------------
Balance at inception (March 20, 2002)                      -   $        -   $         -     $          -   $         - $         -

Issuance of common stock on March 20, 2002
to founder for cash                               15,000,000        5,000             -                -             -        5,000

Exchange of common stock of USDR Global
Aerospace, Ltd. for CPI common stock             (15,000,000)      (5,000)            -                -             -       (5,000)

Issuance of CPI common stock in conjunction
with share exchange with USDR Global Aerospace,
Ltd.                                              60,362,157       60,362       (55,362)               -             -         5,000

Net loss for the period                                    -            -             -                -        (8,052)      (8,052)
                                                 -----------   ----------   -----------     ------------   ----------- -------------
Balance at March 31, 2002                         60,362,157       60,362       (55,362)               -        (8,052)      (3,052)

Issuance of common stock on May 16, 2002
in conjunction with consulting agreements          5,437,500        5,438     6,338,312       (6,343,750)            -            -

Net assets acquired in share exchange agreement
on May 17, 2002                                            -            -           446                -             -          446

Issuance of common stock on July 23, 2002
in consideration for legal services                  210,486          210       140,114                -             -      140,324

Issuance of common stock on August 22, 2002
in consideration for legal and consulting
services                                             211,638          212        75,272                -             -       75,484

Issuance of common stock on September 17, 2002
in consideration for legal services                  349,212          349        55,525                -             -       55,874

Issuance of common stock on September 24, 2002
in consideration for consulting services           1,687,500        1,688       307,687         (309,375)            -            -

Issuance of common stock on September 25, 2002
in consideration for legal services                  635,889          636       126,542                -             -      127,178

Issuance of common stock on September 30, 2002
in consideration for professional services           150,000          150        29,850                -             -       30,000

Issuance of common stock on October 23, 2002,
in consideration for professional services            45,000           45         6,105                -             -        6,150

Issuance of common stock on November 11, 2002,
in consideration for legal services                  549,999          550        54,450                -             -       55,000

Issuance of common stock on November 19, 2002,
in settlement of outstanding notes payable         4,163,928        4,164       648,185                -             -      652,349

Issuance of common stock on November 19, 2002,
in consideration for professional services            87,996           88        13,698                -             -       13,786

                                                                                                              Deficit
                                                                                                           Accumulated
                                                      Common                 Additional         Deferred    During the         Total
                                                       Stock                    Paid-in     Compensation   Development Stockholders'
                                                      Shares       Amount       Capital     and Services         Stage       Deficit
                                                 -----------   ----------   -----------     ------------   ----------- -------------
Issuance of common stock on December 27, 2002,
in consideration for legal services                  468,381          468        65,105                -             -       65,573

Issuance of common stock on January 1, 2003,
in consideration for consulting services             122,502          123        20,377                -             -       20,500

Issuance of common stock on January 16, 2003,
in consideration for consulting services             453,948          454        57,046                -             -       57,500

Issuance of common stock on February 1, 2003,
in settlement of outstanding notes payable            30,000           30         4,170                -             -        4,200

Issuance of common stock on February 3, 2003,
in settlement of outstanding notes payable           323,121          323        48,145                -             -       48,468

Issuance of common stock on March 5, 2003,
in consideration for legal services                  316,418          316        40,818                -             -       41,134

Issuance of common stock on March 5, 2003,
in consideration for services                        183,215          183        23,635          (23,818)            -            -

Amortization of deferred compensation and
services                                                   -            -             -        2,956,191             -    2,956,191

Net loss for the year                                      -            -             -                -    (7,046,303)  (7,046,303)
                                                 -----------   ----------   -----------     ------------   ----------- -------------

Balance at March 31, 2003                         75,788,890       75,789     8,000,120       (3,720,752)   (7,054,355)  (2,699,198)

Issuance of common stock on April 10, 2003 in
consideration for wages at $0.10 per share         2,794,684        2,795       276,674                                     279,469

Issuance of common stock on May 13, 2003 in
consideration for accounts payable at $0.06 per
share                                                583,334          583        34,417                                      35,000

Issuance of common stock on June 23, 2003 in
consideration for services at $0.06 per share         60,000           60         3,540                                       3,600

Issuance of common stock on July 8, 2003 in
consideration for accounts payable at $0.20 per
share                                                388,622          389        77,335                                      77,724

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22 per
share                                                136,364          136        29,864                                      30,000

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22 per
share                                                500,000          500       109,500                                     110,000

Issuance of common stock on July 14, 2003 in
consideration for services at $0.06 per share         20,000           20         1,180                                       1,200

Issuance of common stock on July 18, 2003 in
consideration for wages at $0.40 per share           860,343          860       343,277                                     344,137

Issuance of common stock on July 23, 2003 in
consideration for services at $0.34 per share         20,000           20         6,780                                       6,800

Issuance of common stock on July 25, 2003 in
consideration for wages at $0.29 per share         1,000,000        1,000       249,000                                     250,000

Redemption of common stock on July 28, 2003 in
consideration for wages at $0.40 per share           (13,647)         (14)       (5,445)                                     (5,459)

Issuance of common stock on July 30, 2003 in
consideration for services at $0.34 per share         60,000           60        20,340                                      20,400

                                                                                                              Deficit
                                                                                                           Accumulated
                                                      Common                 Additional         Deferred    During the         Total
                                                       Stock                    Paid-in     Compensation   Development Stockholders'
                                                      Shares       Amount       Capital     and Services         Stage       Deficit
                                                 -----------   ----------   -----------     ------------   ----------- -------------
Issuance of common stock on August 23, 2003
in consideration for services at $0.23 per share      20,000           20         4,580                                       4,600

Issuance of common stock on September 22,
2003 in consideration for services at $0.22 per       60,000           60        13,140                                      13,200

Issuance of common stock on September 22,
2003 in consideration for services at $0.23 per       65,218           65        14,935                                      15,000

Issuance of common stock on September 23, 2003
in consideration for accounts payable at 0.23 per    327,134          327        74,914                                      75,241

Issuance of common stock on October 1, 2003 in
consideration for wages at $0.17 per share         3,390,138        3,390       572,933                                     576,323

Redemption of common stock on October 14, 2003
in consideration for wages at $0.17 per share        (71,120)         (71)      (12,019)                                    (12,090)

Issuance of common stock on October 22, 2003 in
consideration for accounts payable at $0.17 per      187,879          188        30,812                                      31,000
share

Issuance of common stock on October 23, 2003 in
consideration for services at $0.16 per share         20,000           20         3,180                                       3,200

Issuance of common stock on October 27, 2003 in
consideration for services at $0.16 per share         60,000           60         9,540                                       9,600

Issuance of common stock on November 18, 2003 in
consideration for services at $0.21 per share         20,000           20         4,180                                       4,200

Issuance of common stock on November 21, 2003 in
consideration for accounts payable at $0.55 per       32,521           33        17,853                                      17,886
share

Issuance of common stock on November 24, 2003 in
consideration for services at $0.46 per share         20,000           20         9,180                                       9,200

Cancellation of common stock on December 3,
2003 originally issued for services at $0.18 per
share                                               (843,750)        (844)     (115,782)         116,626                          -

Issuance of common stock on December 15, 2003 in
consideration for wages at $1.06 per share         1,328,070        1,328     1,406,426                                   1,407,754

Issuance of common stock on December 18, 2003 in
consideration for services at $0.805 per share        15,000           15        12,060                                      12,075

Issuance of common stock on March 16, 2004 in
consideration for wages at $0.66 per share           504,132          504       332,223                                     332,727

Issuance of common stock on March 31, 2004 in
consideration for accounts payable at $0.69 per       95,304           95        65,664                                      65,759
share

Amortization of deferred compensation and
services                                                                                       3,204,383                  3,204,383

Net loss for the year                                                                                       (7,285,341)  (7,285,341)
                                                 ----------------------------------------------------------------------------------
Balance at March 31, 2004                         87,429,116      $87,428   $11,590,401     $   (399,743) $(14,339,696) $(3,061,610)
                                                 ==================================================================================


   The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                   results of operations
                                                                                                   from March 20, 2002
                                                                     Year ended      Year ended    (date of inception)
                                                                   March 31, 2004  March 31, 2003  March 31, 2004
                                                                   --------------  --------------  --------------------
Increase  (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                     $ (7,285,341)   $ (7,046,303)  $        (14,339,696)
       Adjustments to reconcile net loss to net
        cash used in operating activities
              Common stock issued for services                         3,695,264       3,088,327              6,783,591

              Forgiveness of loans and accounts payable                 (300,669)       (617,904)              (918,573)

              Changes in assets and liabilities
                   Accounts receivable                                   (11,405)           --                  (11,405)
                  Inventories                                             (4,695)           --                   (4,695)
                  Accrued interest                                       282,411         119,537                401,948
                  Accounts payable                                       335,042         917,137              1,260,231
                  Accrued salaries                                     2,612,233         297,980              2,910,213
                                                                   --------------  --------------  --------------------
                 Net cash used in operating activities                  (677,160)     (3,241,226)            (3,918,386)
                                                                   --------------  --------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Increase in other receivables                                   (71,278)           --                  (71,278)
         Increase in deposits                                            (13,485)           --                  (13,485)
         Cash acquired in conjunction with share                             --            2,946                  2,946
              exchange agreement
                                                                   --------------  --------------  --------------------
          Net cash provided by (used in) investing                       (84,763)          2,946                (81,817)
              activities
                                                                   --------------  --------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Increase in related party payable                                   595         306,519                307,114
         Proceeds from issuance of common stock                              --             --                    5,000
         Proceeds from shareholder and other loans payable             1,214,445       1,280,000              2,494,445
         Proceeds from lines of credit                                       --        1,650,000              1,650,000
         Payments on bank note payable                                  (425,000)           --                 (425,000)
         Payments on loans payable                                       (12,919)           --                (12,919)
                                                                   --------------  --------------  --------------------
         Net cash provided by financing activities                       777,121       3,236,519              4,018,640
                                                                   --------------  --------------  --------------------
Net increase (decrease) in cash                                           15,198          (1,761)                18,437

Cash at beginning of period                                                3,239           5,000                    --
                                                                   --------------  --------------  --------------------
Cash at end of period                                               $     18,437    $      3,239    $            18,437
                                                                   ==============  ==============  ====================

                                                                                                   Cumulative
                                                                                                   results of operations
                                                                                                   from March 20, 2002
                                                                     Year ended      Year ended    (date of inception)
                                                                   March 31, 2004  March 31, 2003  March 31, 2004
                                                                   --------------  --------------  --------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable acquired in conjunction
  with share exchange agreement                                               -                -   $              2,500
                                                                   ==============  ==============  ====================

         Common stock issued in exchange for accounts payable      $    442,611    $     560,567   $          1,003,178
                                                                   ==============  ==============  ====================
         Common stock issued in exchange for loans
              payable and accrued interest                                    -          700,817   $            700,817
                                                                   ==============  ==============  ====================
         Common stock issued in exchange for wages                 $  2,785,055    $       --      $          2,785,055
                                                                   ==============  ==============  ====================

   The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USDR Global Aerospace, Ltd. ("USDRGA"), a development stage company, was incorporated in the state of Delaware on March 20, 2002. USDRGA entered into a share exchange agreement with US Global Nanospace, Inc. ("USGN" or the "Company") (formerly known as Caring Products International, Inc.) on May 17, 2002, which resulted in the exchange of one share of the Company's common stock for four shares of USGN. As a result of the transaction, the Company became a wholly owned subsidiary of USGN. Effective September 26, 2002, the Company changed its name from Caring Products International, Inc. to US Global Aerospace, Inc. On December 31, 2002, the Company completed a merger of its wholly owned subsidiary, USDR Global Aerospace, Ltd. with and into the Company. US Global Aerospace, Inc. was the resulting company from the mergers.

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

USGN is a development stage company with expertise in the emerging field of nanotechnology. Activities to date include conducting research and development of our products, acquiring and developing intellectual property, designing and building prototype materials, and forming strategic partner alliances for the licensing, manufacturing, and marketing our products.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

CONCENTRATION OF CREDIT RISK
The Company provides credit, in the normal course of business, to customers in the aerospace industry. The Company performs ongoing credit evaluations of its customers. At March 31, 2004, the Company considers all accounts receivable to be fully collectible.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

NET LOSS PER SHARE
Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. At March 31, 2004, all options and warrants have expired and there were no shares of potentially issueable common stock. Because of the net loss for the years and period ended March 31, 2004 and 2003 and since inception (March 20, 2002) through March 31, 2004, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, which is described more fully in Note 13, that is accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. No options were granted under the plan for the year and period ended March 31, 2004 and 2003 and since inception (March 20, 2002) through March 31, 2004. Options outstanding as of March 31, 2004, as described in Note 13, were granted under the stock option plan of US Global Aerospace, Inc. (fka Caring Products International) prior to the merger with the Company were fully vested as of the merger date (May 17, 2002), and have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", during the year and period ended March 31, 2004 and 2003 and since inception (March 20, 2002).

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs for the year ended March 31, 2004 were $44,969.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  BASIS OF PRESENTATION

The share exchange transaction resulted in the owners and management of USDRGA having effective operating control of the combined entity. Under accounting principles generally accepted in the United States of America, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by USDRGA for the net monetary assets of US Global Nanospace, Inc. (USGN fka Caring Products International) accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" USGN, are those of the "legal acquiree" (USDRGA), (i.e. the "accounting acquirer").

Accordingly, the financial statements of USGN as of and for the year and period ended March 31, 2003, 2002 and since inception (March 20, 2002), are the historical financial statements of USDRGA. All references to common stock have been retroactively restated to reflect the share exchange and recapitalization of the Company. In conjunction with the share exchange and recapitalization, the Company recorded net assets of USGN totaling $446, which included cash of $2,946 and payables of $2,500.

NOTE 3 - MANAGEMENT PLANS

The Company is considered a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. The Company is focusing its efforts on developing a broad range of defense and law enforcement applications for the materials it creates. Currently, most of the Company's products are being developed for use by the military and homeland security. Upon completion of the development of such products, the Company intends to market and sell to the aerospace and defense industries. Operating revenues have been generated in the amount of $140,349 for the year ended March 31, 2004. In fiscal 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $2,494,445 in loans since inception from third parties, existing shareholders and directors. At this time, to conserve revenues, the Company does not manufacture its products nor does it maintain a sales force. These functions are outsourced. In addition, officers of the Company and certain employees have been deferring their salaries and accepting shares of the Company's common stock in lieu of cash. The Company is negotiating with various government agencies and private companies for the sale of its products. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from product sales, it will be required to seek financing from its largest stockholder, who has provided financing and a loan guarantee for the Company in the past. The stockholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 4.  INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 5.  INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace") entered into an agreement with the Company to assign certain of its Intellectual Property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the Intellectual Property have expired. For the year ended March 31, 2004, the Company has incurred a total of $4,893 in royalties associated with this agreement.

NOTE 6.  RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 5. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million for which the Company currently owes Aerospace $307,114 as of March 31, 2004. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired certain individuals previously employed through Aerospace. Aerospace continues to provide certain supplies and services to the Company.

NOTE 7.  SHAREHOLDER LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% per annum and matures on June 30, 2004. On June 30, 2004, the loan was amended to include amounts up to $200,000, and to extend the maturity date to December 31, 2004. The Company owes Aerospace $108,524, including accrued interest, as of March 31, 2004 under this loan agreement.

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations until such time as the Company generates sufficient cash through operations or financing is obtained from the issuance of debt or equity. The Chairman and CEO of the Company also controls USDR(NV), Inc. ("USDR"). On June 6, 2003, the Company entered into a loan agreement with USDR for amounts up to $125,000. The loan bears interest at 10% per annum and matured on April 30, 2004. USDR has extended this loan through October 31, 2004. The Company owes USDR $108,811, including accrued interest, as of March 31, 2004 under this loan agreement.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The shareholder has agreed to extend the loans, date to be determined.

On April 29, 2003, April 30, 2003 and May 9, 2003, the Company entered into three loans totaling $35,000 from Directors. The loans bear interest at 10% per annum and mature on June 30, 2004. The Directors have agreed to accept restricted common stock in exchange for these loans. On August 7, 2003, the Company entered into a loan agreement with a Director for amounts up to $150,000, and on December 19, 2003, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matures on June 30, 2004. The Company owes the Director $429,834, including accrued interest, as of March 31, 2004 under this loan agreement. The Director has agreed to accept restricted common stock in exchange for this loan. On October 3, 2003, the Company entered into a loan agreement with a Director for amounts up to $100,000. The loan bears interest at 10% per annum and matures on June 30, 2004. The Company owes the Director $269,709 as of March 31, 2004 under this agreement. The Director has agreed to accept restricted common stock in exchange for this loan.

On January 8, 2004, January 9, 2004 and January 27, 2004, the Company entered into three loans totaling $292,934 from existing shareholders. The loans bear interest at 10% per annum and mature on June 30, 2004. The shareholders have agreed to accept restricted common stock in exchange for these loans.

NOTE 8.  BANK NOTES PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, bearing interest at 13% per annum and matured on December 31, 2003. The interest rate has been reduced to 10% per annum and the loan has been extended to March 31, 2005. The terms require four principal payments of $300,000, plus interest per quarter beginning on March 31, 2004, and one final principal and interest payment of $25,625 due on March 31, 2005. The loan is secured by the assets of the Company and guaranteed by the Company's largest shareholder. As of March 31, 2004, the Company had a total outstanding principal balance of $1,225,000 and accrued interest totaled $31,896. During the year ended March 31, 2004, the bank forgave $300,669 of interest and fees related to the loan.

NOTE 9.  CONSULTING AGREEMENTS

On May 15, 2002, the Company entered into various consulting agreements for services in exchange for 15,000,000 shares of the Company's common stock, which were issued under the 2001 Employee Stock Compensation Plan. However, in August 2002, the Company and certain of the consultants mutually agreed to terminate their respective consulting agreements and 9,562,500 of shares that had been issued were returned to the Company and cancelled. Accordingly, the 9,562,500 cancelled shares are not considered issued or outstanding at March 31, 2003. The remaining 5,437,500 shares issued under the consulting agreements were recorded at their fair value totaling $6,343,750 as deferred compensation and services. The deferred compensation and services is being recognized over the period of the consulting agreement of two years. For the years ended March 31, 2004 and 2003, the Company recognized $3,204,383 and $2,956,191, respectively, of non-cash expense relating to these agreements.

On September 30, 2002 the Company entered into an agreement incident to an existing consulting agreement pursuant to which 562,500 shares of restricted common stock were issued subject to vesting conditions. The shares were recorded at their fair value totaling $309,375 as deferred compensation and services and the expense was being amortized over the service period. However, on December 3, 2003, the Company and the consultant mutually agreed to terminate the consulting agreement, and 843,750 unvested shares that had been issued were returned to the Company and cancelled. As a result, the Company reversed unrecognized deferred compensation and services under this consulting agreement totaling $116,626. Accordingly, the 843,750 cancelled shares are not considered issued or outstanding at March 31, 2004.

From July 2003 through December 2003, we issued a total of 125,000 restricted shares of common stock to an individual for business consulting services. The shares were recorded at 100% fair market value on the date of issuance, with a total valuation of $33,225.


NOTE 10.  COMMITMENTS

On April 28, 2003, the Company entered into an operating lease for its office space and research facilities expiring in May 2006. The following is a schedule by years of future minimum lease payments under operating the lease.

                Years ending March 31,

                2005                      132,000
                2006                      132,000
                2007                       11,000
                                         --------
      Future minimum lease payments      $275,000
                                         ========

NOTE 11.  INCOME TAXES

The Company accounts for income taxes using the liability method as prescribed by SFAS No.109, "Accounting for Income Taxes." The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the year ended March 31, 2004:

         Tax benefit computed at federal statutory rate      $    (2,477,000)
         Research and development tax credit
                                                                     (82,000)
         Increase in valuation allowance                           2,559,000
                                                             ---------------
                                                             $             0
                                                             ===============

The Company's tax benefit computed at the federal statutory rate for the period ended March 31, 2003 totaled approximately $2,396,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows at March 31, 2004:

         Net  operating loss carryforwards      $  11,069,000
         Research and development tax credits         131,000
                                                -------------
                                                   11,200,000

         Less valuation allowance                 (11,200,000)
                                                -------------

                                                $           0
                                                -------------

The Company has established a valuation allowance of approximately $11,200,000 to offset the deferred tax asset, due to the uncertainty of future utilization. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards or built-in deductions after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the net operating loss carryover may be limited.

NOTE 12. LICENSE AND TECHNOLOGY AGREEMENTS

On June 19, 2003, the Company entered into an agreement with Y2 Ultra-Filter, Inc. The Company has the exclusive world rights for the Ultra-Filter technology for all aircraft applications worldwide and will offer our new Nanofilters (TM) for long-range commercial aircraft including the Boeing 7X7 series, Airbus A3X0 series and the MD 11.

On July 24, 2003, the Company entered into an exclusive license agreement with TIAX LLC, to market and sell "All Clear" Chem/Bio Decontaminant Foam. A license fee in the amount of $21,751 was paid prior to October 25, 2003 and $60,000 is due and payable in four installments beginning January 31, 2004, March 31, 2004, June 30, 2004, and December 31, 2004. A royalty fee of 6% on net sales is applicable on net sales in excess of the first one million dollars.


NOTE 13. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options were granted under the plan for the years ended March 31, 2004 and 2003 and since inception (March 20, 2002). Options outstanding that were granted under the stock option plan of US Global Aerospace (fka Caring Products International) prior to the merger with the Company and were fully vested as of the merger date (May 17, 2002) have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", during the years ended March 31, 2004 and 2003 and since inception (March 20, 2002).

On April 10, 2003, the Company adopted the Amended and Restated 2002 Stock Plan (2002 Stock Plan). Under the 2002 Stock Plan, officers, directors, employees, consultants, advisors and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 15,000,000 shares of the Company's common stock. The options are to be granted at not less than 85% of the fair value of the Company's common stock on the date of the grant. The options generally vest over five years and expire ten years from date of grant. The plan also allows for the granting of a stock award whereby the purchase price of the stock award granted also may not be less than 85% of the fair value of the Company's common stock. In addition the plan allows for the granting of stock bonuses. The terms of the awards and bonuses are to be determined by a committee appointed by the Board of Directors.

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

On July 25, 2003, the Company granted 1,000,000 shares of common stock under the 2002 Stock Plan to our CEO in lieu of salary with an award valuation of $250,000, which was 100% of the fair market value per share on the date of grant of the award.

On October 1, 2003, the Company granted 3,390,138 shares of common stock under the 2002 Stock Plan to employees and our CEO in lieu of salaries with an award valuation of $491,568, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $84,754 as additional non-cash expense for the difference between the fair value of the stock and the salaries due. However, on October 14, 2003, the Company cancelled and redeemed 71,120 of these shares from an employee by mutual agreement, having a total value of $12,090.

On December 15, 2003, the Company granted 1,328,070 shares of common stock under the 2002 Stock Plan to employees and our CEO as a stock bonus for services during January 1, 2003 through December 31, 2003 with an award valuation of $1,407,754, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $212,494 as additional non-cash expense for the difference between the fair value of the stock and the bonus amount due.

On March 16, 2004, the Company granted 504,132 shares of common stock under the 2002 Stock Plan to employees and our CEO in lieu of salaries with an award valuation of $282,312, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $50,415 as additional non-cash expense for the difference between the fair value of the stock and the salaries due.

During the year ended March 31, 2004, the Company granted a total of 1,003,097 shares of common stock to consultants in consideration for services, having a total fair market value of $210,850.

During the year ended March 31, 2004, the Company granted a total of 1,563,279 shares of common stock to attorneys in consideration for legal services, having a total fair market value of $301,611.

The Company has accrued payroll taxes relating to the issuance of stock in lieu of wages in accrued salaries and expense as of March 31, 2004 and the Company has recorded employee receivables for the employees portion of the taxes due to the Company.

NOTE 14.  SUBSEQUENT EVENTS

On April 23, 2004, the Company entered into agreements resulting in the issuance of 1,147,950 shares of restricted common stock for the repayment of $378,823 in principal related to loans advanced to us by our Directors.

On June 2, 2004, the Board of Directors approved an amendment to the 2002 Stock Plan to increase the shares of common stock included in the 2002 Stock Plan from 15,000,000 shares to 30,000,000 shares. The amendment also changed the name of the 2002 Stock Plan from "US Global Aerospace, Inc." to "US Global Nanospace, Inc.", and changed paragraph 7.2 of the 2002 Stock Plan so that the calculation of the purchase price of stock awards may be the same for all recipients of such awards.

NOTE 15.  RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

In April 2003, the FASB issued Statement No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. The adoption of Statement 149 did not have any effect on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement No. 150 on June 1, 2003. The adoption of Statement No. 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Grant Thornton, LLP, the independent accountants who had been engaged by the Company as the principal accountants to audit the Company's consolidated financial statements, resigned effective April 14, 2004. Effective April 21, 2004, the Company engaged Grobstein, Horwath, & Company LLP as the Company's new independent auditors. The dismissal of Grant Thornton, LLP and the engagement of Grobstein, Horwath, & Company LLP were each approved by the Company's Board of Directors.

       Prior to the engagement of Grobstein, Horwath, & Company LLP, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements.

       Grant Thornton, LLP audited the Company's financial statements for the period from March 20, 2002 (date of inception) to March 31, 2003 and reviewed the Company's interim financial statements through December 31, 2003. Grant Thornton, LLP's independent auditors` report as of March 31, 2003 for this period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles, except for the ability of the Company to continue as a going concern.

       During the period from March 20, 2002 to April 14, 2004, there were no disagreements with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, LLP, would have caused such firm to make reference to the subject matter of the disagreements in connection with its independent auditors' report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the period from inception to April 14, 2004.

ITEM 8A.  CONTROLS AND PROCEDURES

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

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the year ended March 31, 2004. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the Securities and Exchange Commission's rules. We have experienced considerable problems from our accounting software and equipment. We have upgraded our equipment in response to these problems. We have also improved our segregation of duties among personnel by hiring another individual to assist in finance and accounting procedures. Our internal procedures have been adjusted to reflect these changes.

         There were no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

         As of March 31, 2004, our officers and directors were:

NAME             AGE     TITLE
----             ---     -----
John Robinson     50     Chief Executive Officer, Chairman of the Board

Julie Seaman      44     Chief Financial Officer, Treasurer, Secretary and
                         Director

         There is a family relationship of marriage between our two directors and officers.

         The size of our board of directors is currently fixed at two members. Members of the board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the board.

         John Robinson, Chief Executive Officer, Chairman of the Board of Directors. Mr. Robinson became a director and our Chief Executive Officer in conjunction with the share exchange that took place with USDR Global Aerospace, Ltd. on May 17, 2002. Prior to joining USGN, Mr. Robinson served from March 1997 until May 17, 2002 as President and Chief Executive Officer to USDR, Inc. Mr. Robinson served in the same capacities to each of USDR Inc.'s affiliates, including USDR Aerospace, Ltd., from October 2001. From 1993 to 1996, Mr. Robinson was President and Chief Executive Officer of United States Defense Research, Inc., a U.S. Government contractor that manufactured precision parts for military equipment.

         Julie Seaman, Chief Financial Officer, Treasurer, Secretary and director. Ms. Seaman became a director and officer on June 17, 2002. Prior to joining USGN, Ms. Seaman served as Treasurer and Director of Administration to USDR, Inc. from March 1997, and held the same positions for each of USDR, Inc.'s affiliates, including USDR Aerospace, Ltd., since October 2001. From 1993 to 1996, Ms. Seaman was Treasurer and Director of Administration to United States Defense Research, Inc., a U.S. government contractor that manufactured precision parts for military equipment.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2004, we believe that all reporting requirements applicable to our executive officers, directors and more than ten percent stockholders were complied with for the fiscal year ended March 31, 2004 with the exception of the following. In order to bring their filings current, John Robinson and Julie Seaman filed late reports. John Robinson filed a total of 13 reports late, covering a total of 29 transactions. Julie Seaman filed a total of 9 reports late, covering a total of 17 transactions.

ITEM 10.  EXECUTIVE COMPENSATION

         The following tables and discussion set forth information with respect to all incentive stock option plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer for all services rendered in all capacities to us for each of our last three completed fiscal years.

                                                 SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM COMPENSATION
                                                                              ------------------------------------------------------
                                         ANNUAL COMPENSATION                             AWARDS                  PAYOUTS
                             -------------------------------------------------------------------------------------------------------
                                                              Other            Restricted                               All Other
                                                               Annual          Stock Awards  Securities      LTIP      Compen-sation
Name and Principal           Salary            Bonus          Compensation     ($)           Underlying      Payout     ($)
Position             Year    ($)               ($)            ($)                            Options/SAR     ($)
-------------------  -----   ----------      ------------     --------------   ------------  ------------  ---------   -------------
John Robinson        2004     $472,561(1)      $400,000(1)               0               0              0             0           0
CEO                  2003     $125,000(2)             0                  0               0              0             0           0
                     2002            0                0                  0               0              0             0           0

Susan Schreter       2002            0                0                  0               0              0             0           0
President

Julie Seaman         2004    $135,715(3)        $125,000(3)
CFO                  2003
                     2002           0                  0                 0               0              0             0           0

(1) Mr. Robinson received no cash compensation during the year ended March 31, 2004. Instead, he received a total of 2,523,313 shares of the Company's common stock as compensation (i) for ordinary services rendered to us during that period, (ii) as a bonus for extraordinary services rendered during that period, and (iii) in payment of compensation totaling $125,000 accrued but unpaid during the year ended March 31, 2003. The stock had a fair market value of $872,561.

(2)  Mr. Robinson's salary was accrued but unpaid as of March 31, 2003.

(3) Ms. Seaman received no cash compensation during the year ended March 31, 2004. Instead, she received a total of 770,338 shares of the Company's common stock as compensation for ordinary services rendered during the year ended March 31, 2004 and for extraordinary services rendered during the same period. The stock had a total fair market value of $260,715.

STOCK OPTIONS

         There were no stock options granted to executive officers during the fiscal year ended March 31, 2004 and there was no exercise of incentive stock options during the last completed fiscal year by the executive officers.

DIRECTOR COMPENSATION

         There is no standard or individual compensation package for any of the directors.

EMPLOYMENT CONTRACTS

         We have no employment contracts with our Chief Executive Officer, Mr. John Robinson, or with our Chief Financial Officer, Ms. Julie Seaman.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of June 25, 2004 as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each executive officer and director of USGN and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.


                             Name and Address               Security Ownership             Percentage
     Title of                       Of                       Amount and Nature                 Of
      Class                  Beneficial Owners            Of Beneficial Ownership            Class
---------------     -------------------------------       ------------------------        -------------
      Common        John Robinson
                    2533 North Carson Street, #5107             46,686,658                   52.34%
                    Carson City, NV 89706

      Common        Julie Seaman
                    2533 North Carson Street #5107               1,373,579                   1.54%
                    Carson City, NV 89706
                    Officers and Directors as a group
                    (2 persons)                                 48,060,237                   53.88%


(1) There are no shares that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 14, 2002, USDR Aerospace, Ltd. (Aerospace) entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million, and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. For the year ended December 31, 2004, the Company has incurred a total of $4,893 in royalties from this agreement.

         John Robinson, our Chief Executive Officer and a director, controls Aerospace, which has licensed intellectual property to us. Aerospace has provided employees and product development services to us. Since inception (March 20, 2002), Aerospace has provided services totaling approximately $2.9 million for which we currently owe Aerospace $307,114 as of March 31, 2004. As of January 1, 2003, Aerospace substantially discontinued all of its operations and we hired certain individuals previously employed through Aerospace. Aerospace continues to provide certain supplies and services to us.

         As of March 31, 2004, John Robinson guaranteed our bank loan in the amount of $1,225,000. The loan is due to be repaid on March 31, 2005. As of March 31, 2004, interest accrued on the loan was $31,896.

         On April 29, 2003, Julie Seaman, our Chief Financial Officer and a director, loaned us the sum of $12,000. The loan bears interest at 10% per annum and matured on June 30, 2004. Ms. Seaman has agreed to accept restricted common stock in exchange for this loan.

         On April 30, 2003, John Robinson, our Chief Executive Officer and a director, loaned us the sum of $10,000. The loan bears interest at 10% per annum and matured on June 30, 2004. Mr. Robinson has agreed to accept restricted common stock in exchange for this loan.

         On May 1, 2003, Julie Seaman guaranteed our payment and performance of a lease entered into for our research division.

         On May 9, 2003, Julie Seaman loaned us the sum of $13,000. The loan bears interest at 10% per annum and matured on June 30, 2004. Ms. Seaman has agreed to accept restricted stock in exchange for this loan.


         On August 7, 2003, we entered into a loan agreement with John Robinson for amounts up to $150,000, and on December 19, 2003 the loan was amended to allow us to borrow up to $500,000. As of March 31, 2004 we owed $429,834 (including accrued interest) under this loan agreement. The loan bears interest at 10% per annum and matured on June 30, 2004. Mr. Robinson has agreed to accept restricted stock in exchange for this loan.

                  On October 3, 2003, we entered into a loan agreement with Julie Seaman for amounts up to $100,000. As of March 31, 2004 we owed $269,709 (including accrued interest) under this loan agreement. The loan bears interest at 10% per annum and matured on June 30, 2004. Ms. Seaman has agreed to accept restricted stock in exchange for this loan.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.       Agreement  and  Plan  of  Share  Exchange   between   Caring   Products
         International,   Inc.   and  USDR  Global   Aerospace,   Ltd.  and  the
         stockholders of US Global Aerospace, Ltd. dated as of May 15, 2002 (1)

3.1      Certificate of Incorporation, as amended (2)

3.2      Bylaws (3)

10.1 Gross Lease Agreement dated April 28, 2003 between USGN and West Harris Property, Inc. (4)

10.2     Addendum E to Lease/Guarantee executed by Julie Seaman (4)

10.3 Intellectual Property Assignment and Royalty Agreement dated May 14, 2002 between USDR Aerospace, Ltd. and USDR Global Aerospace, Ltd. (4)

10.4     US Global Nanospace, Inc. Amended and Restated 2002 Stock Plan (7)

10.5 Settlement Agreement and Mutual Release among ERBC Holdings, Ltd., USGN, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd., Live Oak Capital, LLC, Nicholas Lattanzio, Margaret K. Curtis, Smith Point Capital, LTD. and Daniel T. Guilfoile dated November 20, 2002. (4)

10.6 Settlement Agreement and Mutual Release among USGN, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd. and Richard Wall dated November 19, 2002. (4)

10.7 Settlement Agreement and Mutual Release among USGN, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd., Richard A. Wall, ECON Investor Relations, Inc. and Dawn Van Zant dated November 19, 2002 (4)

10.8 Promissory Note and Commercial Security Agreement between USGN and Western Security Bank dated June 30, 2003 (4)

10.9     Commercial  Guaranty between John D. Robinson and Western Security Bank
         (4)

10.10 Promissory Note in the amount of $12,000 dated April 29, 2003 in favor of Julie Seaman (5)

10.11 Promissory Note in the amount of $10,000 dated April 30, 2003 in favor of John Robinson (5)

10.12 Promissory Note in the amount of $13,000 dated May 9, 2003 in favor of Julie Seaman (5)

10.13 Promissory Note in the amount of $125,000 dated June 6, 2003 in favor of U.S.D.R. (NV), Inc. (5)

10.14 Promissory Note in the amount of $100,000 dated April 8, 2003 in favor of USDR Aerospace, Ltd. (5)

10.15 Patent and Technology License Agreement dated July 24, 2003 between USGN and TIAX, LLC (6)

10.16 Amendment No. 1 dated October 3, 2003 to Patent and Technology License Agreement between USGN and TIAX LLC(6)

10.17 Master Agreement by and between Y2-Ultra-Filter, Inc. and USGN dated June 19, 2003 (6)

10.18 Promissory Note in the amount of $195,649.94 dated January 27, 2004 in favor of Steve Squires (7)

10.19 Promissory Note in the amount of $50,000 dated January 9, 2004 in favor of Paula Boozer (7)

10.20 Promissory Note in the amount of $47,283.50 dated January 8, 2004 in favor of Robin Bailey (7)

14       Code of Ethics (7)

16       Letter on change in certifying accountant (8)

21.1     Consent of Grobstein, Horwath,& Company LLP (7)

21.2     Consent of Grant Thornton LLP (7)

31.1     Certification by Chief Executive Officer (7)

31.2     Certification by Chief Financial Officer (7)

32       Certification pursuant to 18 U.S.C. section 1350 (7)

(1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 30, 2002.

(2) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 20, 1996.

(3) Incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 12, 1995.

(4) Incorporated by reference from a definitive Information Statement filed with the Securities and Exchange Commission on June 20, 2003.

(5) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on September 10, 2003.

(6) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003.

(7)  Filed herewith.

(8) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on April 21, 2004

(b)  Reports on 8-K

On February 12, 2004, the Company filed a Current Report announcing that it had received a written request for information from the Securities and Exchange Commission and that the Registrant is cooperating to provide the Securities and Exchange Commission the requested information.

On April 21, 2004, the Company filed a Current Report announcing that its independent auditor, Grant Thornton LLP, had resigned and that it had retained the services of Grobstein, Horwath, & Company LLP as its independent auditor.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (1) AUDIT FEES

         The aggregate fees billed by the Company's principal accountant, Grobstein, Horwath, & Company LLP for the audit of the Company's annual financial statements at March 31, 2004, were $25,000 as of this filing date.

         The aggregate fees billed by the Company's principal accountant, Grant Thornton LLP for the audit and review of the Company's annual financial statements at March 31, 2003, and for review of the Company's quarterly 10-QSBs and services provided for regulatory filings during the period April 1, 2003 through December 31, 2003, were $109,514.

         (2) AUDIT-RELATED FEES

         NONE

         (3) TAX FEES

         The aggregate fees billed by the Company's principal accountant, Grant Thornton LLP for tax preparation and advice for years ended March 31, 2004 and 2003 was $13,288.

         (4) ALL OTHER FEES

         None

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  July 13, 2004                         US GLOBAL NANOSPACE, INC.


                                             By:/s/ John Robinson
                                             -----------------------------
                                             John Robinson, Chairman and
                                             Chief Executive Officer

                                             By:/s/ Julie Seaman
                                             -----------------------------
                                             Julie Seaman, Secretary and
                                             Chief Financial Officer


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                 Title                        Date


/s/John Robinson                     Chief Executive Officer      July 13, 2004
---------------------------          and Director



/s/Julie Seaman                      Treasurer,                   July 13, 2004
---------------------------          Chief Financial Officer
                                     and Director