Form 10QSB
period 2004-06-30
US GLOBAL NANOSPACE  INC
filed 2004-08-23
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-23339

                            US GLOBAL NANOSPACE, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                13-3720542
(State or other jurisdiction of                             (I.R.S. Employer
ncorporation or organization)                              Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 2004 the issuer had 89,279,699 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                            US GLOBAL NANOSPACE, INC.

                                      INDEX

                                                                                                PAGE
PART I                                                                                         NUMBER

Item 1 - Financial Information
            Balance Sheets as of June 30, 2004 (unaudited) and March 31, 2004                   1

            Statements of Operations (Unaudited) - Three Months Ended
                        June 30, 2003 and 2004 and since inception (March 20, 2002) through     2
                        June 30, 2004

            Statement of Stockholders' Deficit - Three Months Ended June 30, 2004 (unaudited)   3

            Statements of Cash Flows (Unaudited) - Three Months Ended
                        June 30, 2003 and 2004 and since inception (March 20, 2002) through     4
                        June 30, 2004

            Notes to the Financial Statements                                                   5

Forward Looking Statements                                                                      9

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               9

Item 3 - Controls and Procedures                                                                12

PART II

Item 1 - Legal Proceedings                                                                      12

Item 2 - Changes in Securities and Use of Proceeds                                              12

Item 3 - Defaults Upon Senior Securities                                                        13

Item 4 - Submission of Matters to a Vote of Security Holders                                    13

Item 5 - Other Information                                                                      13

Item 6 - Exhibits and Reports on Form 8-K                                                       13

Signature Page                                                                                  16

                            US Global Nanospace, Inc.
                          (A development stage company)
                                 Balance Sheets

                                                                                  June 30,             March 31,
                                                                                    2004                 2004
                                                                                 (Unaudited)
                                                                                 ------------        ------------
ASSETS

CURRENT ASSETS
  Cash                                                                           $      8,491        $     18,437
  Accounts receivable                                                                  32,664              11,405
  Other receivables                                                                    51,960              71,278
  Inventory                                                                             4,695               4,695
                                                                                 ------------        ------------

      Total current assets                                                             97,810             105,815

NONCURRENT ASSETS
   Deposits                                                                            13,485              13,485
                                                                                 ------------        ------------

      Total assets                                                               $    111,295        $    119,300
                                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank note payable                                                             $    925,000        $  1,225,000
   Accounts payable                                                                   425,975             258,673
   Loans payable                                                                    1,219,303           1,201,526
   Related party payable                                                              310,427             307,114
   Accrued salaries and expense                                                       257,035             125,158
   Accrued interest                                                                    86,857              63,439
                                                                                 ------------        ------------

      Total current liabilities                                                     3,224,597           3,180,910
                                                                                 ------------        ------------

STOCKHOLDERS' DEFICIT
  Preferred stock authorized, 10,000,000 shares $0.01 par value,
      none issued or outstanding                                                           --                  --
  Common stock authorized, 300,000,000 shares $0.001 par value,
     89,188,219 and 87,429,116 shares issued and outstanding, respectively             89,187              87,428
  Additional paid-in capital                                                       12,237,128          11,590,401
  Deferred compensation and services                                                       --            (399,743)
  Deficit accumulated during the development stage                                (15,439,617)        (14,339,696)
                                                                                 ------------        ------------

      Total stockholders' deficit                                                  (3,113,302)         (3,061,610)
                                                                                 ------------        ------------

      Total liabilities and stockholders' deficit                                $    111,295        $    119,300
                                                                                 ============        ============

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                      Statements of Operations (Unaudited)

                                                                                         Cumulative
                                                                                    results of operations
                                                                                     from March 20, 2002
                                                Three Months         Three Months    (date of inception)
                                               Ended June 30,       Ended June 30,     through June 30,
                                                   2004                  2003               2004
                                                ------------        ------------        ------------
REVENUES                                        $     94,688        $     53,174        $    235,037

COST OF REVENUES                                      73,271                  --              99,999
                                                ------------        ------------        ------------

  Gross profit                                        21,417              53,174             135,038
                                                ------------        ------------        ------------

OPERATING EXPENSES
   Research and development                          137,549             174,468           3,030,078
   General and administrative
      Non-cash compensation and services             488,049             899,020           7,271,640
      Other general and administrative               439,156             548,947           5,466,045
                                                ------------        ------------        ------------

      Total operating expenses                     1,064,754           1,622,435          15,767,763
                                                ------------        ------------        ------------

      Operating loss                              (1,043,337)         (1,569,261)        (15,632,725)
                                                ------------        ------------        ------------

OTHER INCOME (EXPENSE)
    Debt restructure                                      --                  --             918,573
    Other income                                          --                  --              10,045
    Interest expense                                 (56,584)           (107,750)           (735,510)
                                                ------------        ------------        ------------

     Total other income (expense)                    (56,584)           (107,750)            193,108
                                                ------------        ------------        ------------

NET LOSS                                        $ (1,099,921)       $ (1,677,011)       $(15,439,617)
                                                ============        ============        ============

    Net loss per share, basic and diluted       $      (0.01)       $      (0.02)       $      (0.18)
                                                ============        ============        ============

Basic and diluted weighted average
   number of common shares                        88,656,206          78,613,737          87,527,802
                                                ============        ============        ============

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                       Statement of Stockholders' Deficit
                  Three Months Ended June 30, 2004 (Unaudited)



                                                                                                Additional          Deferred
                                                                  Common Stock                   Paid-in          Compensation
                                                              Shares           Amount            Capital          and Services
                                                              ------           ------            -------          ------------
Balance at April 1, 2004                                      87,429,116       $ 87,428         $ 11,590,401       $ (399,743)

Issuance of common stock on April 7, 2004 in
consideration for wages at $0.70 per share                        35,392             35               24,739

Issuance of common stock on April 15, 2004 in
consideration for services at $0.67 per share                     90,000             90               60,210

Issuance of common stock on April 23, 2004 in
consideration for notes payable at $0.33 per share             1,147,950           1148              377,675

Issuance of common stock on May 5, 2004 in
consideration for wages at $0.38 per share                       485,761             486             184,103

Amortization of deferred compensation and
services                                                                                                              399,743

Net loss for the period

                                                           ----------------------------------------------------------------------
Balance at June 30, 2004                                      89,188,219       $ 89,187         $ 12,237,128        $       -
                                                           ======================================================================

                                                                Deficit
                                                              Accumulated
                                                               During the             Total
                                                              Development         Stockholders'
                                                                 Stage               Deficit
                                                                 -----               -------
Balance at April 1, 2004                                      $(14,339,696)       $ (3,061,610)

Issuance of common stock on April 7, 2004 in
consideration for wages at $0.70 per share                                               24,774

Issuance of common stock on April 15, 2004 in
consideration for services at $0.67 per share                                            60,300

Issuance of common stock on April 23, 2004 in
consideration for notes payable at $0.33 per share                                      378,823

Issuance of common stock on May 5, 2004 in
consideration for wages at $0.38 per share                                              184,589

Amortization of deferred compensation and
services                                                                                399,743

Net loss for the period                                         (1,099,921)         (1,099,921)

                                                        ---------------------------------------
Balance at June 30, 2004                                      $(15,439,617)      $ (3,113,302)
                                                        =======================================

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                      Statements of Cash Flows (Unaudited)

                                                                                                               Cumulative
                                                                                                           results of operations
                                                                                                            from March 20, 2002
                                                                  Three Months Ended  Three Months Ended    (date of inception)
                                                                     June 30, 2004        June 30, 2003    through June 30, 2004
                                                                      ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                       $ (1,099,921)       $ (1,677,011)       $(15,439,617)
       Adjustments to reconcile net loss to net
         cash used in operating activities
              Common stock issued for services                             460,043             899,020           7,243,634
              Forgiveness of loans and accounts payable                         --                  --            (918,573)
       Changes in operating assets and liabilities
                  Accounts receivable                                      (21,259)            (31,581)            (32,664)
                  Inventory                                                     --                  --              (4,695)
                  Accounts payable                                         167,302             128,330           1,427,533
                  Accrued salaries and expense                             341,240             492,092           3,251,453
                  Accrued interest                                          23,418              27,519             425,366
                                                                      ------------        ------------        ------------

                          Net cash used in operating activities           (129,177)           (161,631)         (4,047,563)
                                                                      ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in other receivables                                     19,318                  --             (51,960)
          Increase in deposits                                                  --             (11,000)            (13,485)
          Cash acquired in conjunction with share
               exchange agreement                                               --                  --               2,946
                                                                      ------------        ------------        ------------

                         Net cash provided by (used in)
                           investing activities                             19,318             (11,000)            (62,499)
                                                                      ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                        --                  --           1,650,000
         Payments on bank note payable                                    (300,000)                 --            (725,000)
         Proceeds from loans payable                                       396,600             173,221           2,891,045
         Payments on loans payable                                              --                  --             (12,919)
         Increase (decrease) in related party payable                        3,313              (2,441)            310,427
         Proceeds from issuance of common stock                                 --                  --               5,000
                                                                      ------------        ------------        ------------

                         Net cash provided by financing
                          activities                                        99,913             173,221           4,118,553
                                                                      ------------        ------------        ------------

Net increase (decrease) in cash                                             (9,946)             (1,851)              8,491

Cash at beginning of period                                                 18,437               3,239                  --
                                                                      ------------        ------------        ------------
Cash at end of period                                                 $      8,491        $      1,388        $      8,491
                                                                      ============        ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND
FINANCING ACTIVITIES
          Cash paid for:
               Interest                                               $     31,556        $     80,232        $    310,702
                                                                      ============        ============        ============
               Income taxes                                           $          0        $          0        $          0
                                                                      ============        ============        ============
          Accounts payable acquired in conjunction
               with share exchange agreement                          $         --        $         --        $      2,500
          Common stock issued in exchange for
               accounts payable                                       $         --        $     35,000        $  1,003,178
          Common stock issued in exchange for loans
               payable and accrued interest                           $    378,823        $         --        $  1,079,640
          Common stock issued in exchange for wages                   $    209,363        $    237,547        $  2,994,418

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
        (Three Month Periods Ended June 30, 2004 and 2003 are Unaudited)


NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of US Global Nanospace, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2004.

On January 14, 2004, our Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized common stock from 100,000,000 to 300,000,000 shares and to increase the authorized preferred stock from 1,000,000 to 10,000,000 shares.

NOTE 2.  RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

NOTE 3. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. At June 30, 2004, all options and warrants have expired and there were no shares of potentially issuable common stock. Because of the net loss for the three month periods ended June 30, 2004 and 2003, and from inception (March 20, 2002) through June 30, 2004, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 4. MANAGEMENT PLANS

The Company is considered a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. The Company is focusing its efforts on developing a broad range of defense, commercial and law enforcement applications for the materials it creates. Currently, most of the Company's products are being developed for use by the military and homeland security. Upon completion of the development of such products, the Company intends to market and sell primarily to the aerospace and defense industries. Operating revenues have been generated in the amount of $94,688 for the three months ended June 30, 2004.

During the year ended March 31, 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $2,891,045 in loans since inception from third parties, existing stockholders and directors. At this time, to conserve revenues, the Company does not manufacture its products nor does it maintain a sales force. These functions are outsourced. In addition, officers of the Company and certain employees have been deferring their salaries and accepting shares of the Company's common stock in lieu of cash. The Company is negotiating with various government agencies and private companies for the sale of its products. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from product sales, it will be required to seek financing from its largest stockholder, who has provided financing and a loan guarantee for the Company in the past. The stockholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 5.  INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 6.  INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace") entered into an agreement with the Company to assign certain of its Intellectual Property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the Intellectual Property have expired. For the period ended June 30, 2004, the Company has incurred a total of $8,206 in royalties associated with this agreement.

NOTE 7.  LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to 100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. On June 30, 2004, the loan was amended to include amounts up to $200,000, and to extend the maturity date to December 31, 2004. The Company owes Aerospace $113,537, including accrued interest, as of June 30, 2004 under this loan agreement.

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations until such time as the Company generates sufficient cash through operations or financing is obtained from the issuance of debt or equity. The Chairman and CEO of the Company also controls USDR(NV), Inc. ("USDR"). On June 6, 2003, the Company entered into a loan agreement with USDR for amounts up to $125,000. On June 11, 2004, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matures on October 31, 2004. The Company owes USDR $152,305, including accrued interest, as of June 30, 2004 under this loan agreement.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing stockholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the stockholder $17,947, including accrued interest, as of June 30, 2004. The stockholder has agreed to extend the loans, date to be determined.

On April 29, 2003, April 30, 2003 and May 9, 2003, the Company entered into three loans totaling $35,000 from Directors. The loans bear interest at 10% per annum and matured on June 30, 2004. The Directors have agreed to accept restricted common stock in exchange for these loans. On August 7, 2003, the Company entered into a loan agreement with a Director for amounts up to $150,000, and on December 19, 2003, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matured on June 30, 2004. The Company owes the Director $558,993, including accrued interest, as of June 30, 2004 under this loan agreement. The Director has agreed to accept restricted common stock in exchange for this loan. On October 3, 2003, the Company entered into a loan agreement with a Director for amounts up to $100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. The Company owes the Director $132,836, including accrued interest, as of June 30, 2004 under this agreement. The Director has agreed to accept restricted common stock in exchange for this loan.

On January 8, 2004, January 9, 2004 and January 27, 2004, the Company entered into three loans totaling $292,934 from existing stockholders. The loans bear interest at 10% per annum and matured on June 30, 2004. The Company owes the stockholders $305,947 including accrued interest, as of June 30, 2004 under these agreements. The stockholders have agreed to accept restricted common stock in exchange for these loans.

On April 23, 2004, the Company entered into agreements resulting in the issuance of 1,147,950 shares of restricted common stock for the repayment of $378,823 of principal, related to loans advanced to us by our Directors.

NOTE 8.  RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 6. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million for which the Company currently owes Aerospace $310,427 as of June 30, 2004. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired certain individuals previously employed through Aerospace. Aerospace continues to provide certain supplies and services to the Company.

NOTE 9.  BANK NOTES PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, bearing interest at 10% per annum and matures on December 30, 2004. The terms require two principal payments of $300,000, plus interest due on August 30, 2004 and September 30, 2004, and one final principal and interest payment of $333,215 due on December 30, 2004. The loan is secured by the assets of the Company and guaranteed by our largest stockholder. As of June 30, 2004, the Company had a total outstanding principal balance of $925,000 and accrued interest totaled $24,596.

NOTE 10.  LICENSE AND TECHNOLOGY AGREEMENTS

On June 25, 2004, the Company entered into an agreement with Vitusa Products, Inc. ("Vitusa"). Vitusa is a leading supplier of additives to the filter and tobacco filter manufacturing industries and has acquired distribution rights for the Company's NanoFilterCX Cigarette Filter Material.

NOTE 11.  STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options were granted under the plan for the periods ended June 30, 2004, and 2003 and since inception (March 20, 2002). Options outstanding that were granted under the stock option plan of US Global Aerospace (fka Caring Products International) prior to the merger with the Company and were fully vested as of the merger date (May 17, 2002), have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", during the periods ended June 30, 2004 and 2003 and since inception (March 20, 2002).

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

On April 7, 2004, the Company granted 35,392 shares of common stock under the 2002 Stock Plan to an employee in lieu of salary with an award valuation of $21,058, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $3,717 as additional non-cash expense for the difference between the fair value of the stock and the salary due.

On May 5, 2004, the Company granted 485,761 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries with an award valuation of $160,300, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $24,289 as additional non-cash expense for the difference between the fair value of the stock and the salaries due.

On June 2, 2004, the Board of Directors approved an amendment to the 2002 Stock Plan to increase the shares of common stock included in the 2002 Stock Plan from 15,000,0000 shares to 30,000,000 shares. The amendment also changed the name of the 2002 Stock Plan from "US Global Aerospace, Inc." to "US Global Nanospace, Inc.", and changed paragraph 7.2 of the 2002 Stock Plan so that the calculation of the purchase price of stock awards may be the same for all recipients of such awards.

The Company has accrued payroll taxes relating to the issuance of common stock granted in lieu of wages in accrued salaries and expense for the period ended June 30, 2004, and has recorded employee receivables for the employees' portion of the payroll taxes due to the Company.

NOTE 12.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

In April 2003, the FASB issued Statement No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. The adoption of Statement 149 did not have any effect on the Company's financial position, results of operations, or cash flows.

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

NOTE 13.  SUBSEQUENT EVENT

On August 13, 2004 (the "Effective Date"), the Company and Kidde Fire Fighting Inc., a Pennsylvania corporation ("Kidde"), entered into a Development and License Agreement (the "Agreement"), pursuant to which, among other things, Kidde agreed to purchase from the Company for cash an exclusive worldwide license of (i) the Company's rights in and to certain patents licensed exclusively to the Company by TIAX LLC pursuant to that certain Patent and Technology License Agreement, dated as of July 24, 2003, between the Company and TIAX LLC, a Delaware limited liability company, and (ii) the Company's know-how with respect to the development and formulation of the Company's ALL-CLEAR(TM) Chemical and Biological Agent Decontamination Foam product ("ALL-CLEAR(TM)"). In addition, Kidde agreed to purchase for cash all of the Company's rights and interests in and to the ALL-CLEAR(TM) trademark. Under the Agreement, Kidde will be responsible for the manufacturing, marketing and worldwide distribution of ALL-CLEAR(TM). The Company will earn royalty payments on all sales of ALL-CLEAR(TM) by Kidde. The information herein is qualified in its entirety by reference to the Agreement, including all annexes, exhibits and schedules attached thereto, and any related documents that the Company has filed as exhibits to its Current Report on Form 8-K on August 17, 2004.

FORWARD-LOOKING STATEMENTS

      This report by US Global Nanospace, Inc. (the "Company) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

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

      o     our ability to obtain financing as and when we need it; and

      o other factors, all of which are difficult to predict and many of which are beyond our control.

      You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the following information in conjunction with other risk factors detailed in our filings, including our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2004.

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

      The Chairman and Chief Executive Officer of USGN controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to USGN. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by Aerospace. Since inception (March 20, 2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million for which, as of June 30, 2004, we owed Aerospace $310,427.

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

      To date, we have funded our operations through loans in the amount of $1,650,000 from a bank and loans in the amount of $2,891,045 from unrelated third parties and existing shareholders. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

      Our revenues from operations for the quarter ended June 30, 2004 were $94,688 as compared to $53,174 for the quarter ended June 30, 2003, an increase of 78%. This increase in revenues was due to the increase in sales of our products.

      During the quarter ended June 30, 2004, we spent $137,549 on research and development as compared to $174,468 for the quarter ended June 30, 2003. Our research and development costs declined because many of our products are developed and are now ready to market. We expect our research and development costs to be significant during the next twelve months as we continue to upgrade our current products and develop new products and methods of using our lightweight, anti-ballistic material, G-Lam.

      During the quarter ended June 30, 2004, we incurred $488,049 in expenses related to non-cash compensation as compared to $899,020 during the quarter ended June 30, 2003. Included in the current quarter is $399,743 of non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the fiscal year 2002. We had continued to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. At June 30, 2004, this two-year period has ended. The remaining $88,306 in the current quarter relates to the issuance of common stock in exchange for services and employee wages. During the quarter ended June 30, 2004, we paid our consultants and employees with our common stock in order to conserve cash.

      During the quarter ended June 30, 2004, other general and administrative expenses totaled $439,156 as compared to $548,947 for the quarter ended June 30, 2003, a decrease of approximately 20%. This decrease reflects the implementation of cost cutting measures during fiscal 2004 as well as a reduction in research and development costs for products that are completed.

      We had an operating loss of $1,043,337 for the quarter ended June 30, 2004, as opposed to $1,569,261 for the quarter ended June 30, 2003, a decrease of approximately 33%. We had a net loss of $1,099,921 for the quarter ended June 30, 2004, as compared to a net loss of $1,677,011 for the quarter ended June 30, 2003, a decrease of approximately 40%. The decrease in operating and net losses is also attributable to cost cutting measures during the year as well as a reduction in research and development costs for products that are completed.

      Other income (expense) for the quarter ended June 30, 2004 totaled $56,584 as compared to $107,750 for the quarter ended June 30, 2003. Interest expense decreased because we have reduced the principal on our bank note by $725,000, and the interest rate on this note was lowered.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, we had cash on hand of $8,491. Our primary source of cash during the quarter ended June 30, 2004 was loans totaling $396,600 and revenues totaling $94,688. Net cash used in operating activities was $129,177. The primary uses of cash for the quarter ended June 30, 2004 consisted of general operating costs and reducing our bank note payable.

      At this time, to conserve cash, we outsource the manufacture of our products and our sales and marketing functions. In addition, our officers and certain employees have been deferring their salaries and accepting shares of our common stock in lieu of cash. We are negotiating with various government agencies and private companies in the areas of defense, homeland security, law enforcement and aerospace for the sale of our products. We cannot be certain, however, that sales of our products will ever generate enough cash to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales, we will be required to seek financing from our largest stockholder, who has provided financing and a loan guarantee for us in the past. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

      We had no investing activities that used or generated cash during the quarter ended June 30, 2004. Cash flows from financing activities for the quarter ended June 30, 2004 included loan proceeds in the amount of $396,600 from our directors.

      During the quarter ended June 30, 2004, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $378,823 and wages totaling $209,363.

      The use of nanotechnology is a novel and unproven business model, which may not be successful and will ultimately depend on demand for such products, primarily by the military. We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products will evolve, or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

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

      In April 2003, the FASB issued Statement No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. The adoption of Statement 149 did not have any effect on our financial position, results of operations, or cash flows.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. We adopted Statement No. 150 on June 1, 2003. The adoption of Statement No. 150 did not have any effect on our financial position, results of operations, or cash flows.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter ended June 30, 2004. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the Securities and Exchange Commission's rules and forms. We have experienced considerable problems from our accounting software and equipment. We have upgraded our equipment in response to these problems. We have also improved our segregation of duties among personnel by hiring another individual to assist in finance and accounting procedures. Our internal procedures have been adjusted to reflect these changes.

      There were no other significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II

      ITEM 1. LEGAL PROCEEDINGS

      Not applicable.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 23, 2004, we entered into agreements resulting in the issuance of 1,147,950 restricted shares of our common stock for the repayment of $378,823 of principal, related to loans advanced to us by our directors. These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended.

      The recipients of securities in the above-described transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The recipients either received adequate information about us or had access, through other relationships, to such information.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      Delaware General Corporation Law sections 228(a) and (c) provide that any action that may be taken at a special meeting of the shareholders may be taken by written consent of shareholders holding a majority of a company's shares. On June 2, 2004, we received shareholder written consent approving an amendment to our Amended and Restated 2002 Stock Plan (the "Plan") to increase the shares of common stock included in the Plan from 15,000,000 shares to 30,000,000 shares, to reflect our name change from "US Global Aerospace, Inc." to "US Global Nanospace, Inc.", and to amend Section 7.2 of the Plan so that the calculation of the purchase price of stock awards may be the same for all recipients of such awards. A shareholder owning and having the right to vote 46,686,658 shares of common stock, which constituted a majority of the then outstanding shares, consented to each of these matters. There were no votes cast against or withheld, and no abstensions or broker non-votes regarding each of these matters. Notice of these actions was given to our stockholders on or about July 23, 2004.

      ITEM 5. OTHER INFORMATION

      Not applicable.

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

10.9  Commercial Guaranty between John D. Robinson and Western Security Bank(4)

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

10.17 Master Agreement by and between Y2-Ultra-Filter, Inc. and USGN dated June 19, 2003 (6)

10.18 Promissory Note in the amount of $195,649.94 dated January 27, 2004 in favor of Steve Squires (7)

10.19 Promissory Note in the amount of $50,000 dated January 9, 2004 in favor of Paula Boozer (7)

10.20 Promissory Note in the amount of $47,283.50 dated January 8, 2004 in favor of Robin Bailey (7)

10.21+Development  and License  Agreement  between USGN and Kidde Fire  Fighting
      Inc. dated August 13, 2004 (8)

14    Code of Ethics (7)

16    Letter on change in certifying accountant (9)

31.1  Certification by Chief Executive Officer (10)

31.2  Certification by Chief Financial Officer (10)

32    Certification pursuant to 18 U.S.C. section 1350 (10)


+ Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

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

(5) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on September 10, 2003.

(6) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003.

(7) Incorporated by reference from a Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2004.

(8) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on August 17, 2004.

(9) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on April 21, 2004.

(10) Filed herewith.

      (B)   Reports on Form 8-K

      We filed one report on Form 8-K dated April 21, 2004 related to the change in our certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         US GLOBAL NANOSPACE, INC.


                                      By: /s/ John Robinson
                                          --------------------------------------
Date:  August 23, 2004                    John Robinson, Chief Executive Officer


                                      By: /s/Julie Seaman
                                          -----------------------------------
Date:  August 23, 2004                    Julie Seaman, Chief Financial Officer