Form 10QSB
period 2004-09-30
US GLOBAL NANOSPACE  INC
filed 2004-11-15
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004 the issuer had 97,541,425 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [_] No [X]

                            US GLOBAL NANOSPACE, INC.

                                      INDEX

                                                                                        PAGE
PART I                                                                                  NUMBER
Item 1 - Financial Statements
         Balance Sheets as of September 30, 2004 (unaudited) and March 31, 2004           2

         Statements of Operations - Three and Six Months Ended
                  September 30, 2003 and 2004 and since inception (March 20, 2002)        3
                  through September 30, 2004 (unaudited)

         Statement of Stockholders' Deficit - Six Months Ended September 30, 2004         4
                  (unaudited)

         Statements of Cash Flows - Six Months Ended
                  September 30, 2003 and 2004 and since inception (March 20, 2002)        5
                  through September 30, 2004 (unaudited)

         Notes to the Financial Statements                                                6-10

Forward Looking Statements                                                                10

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            10-14

Item 3 - Controls and Procedures                                                          14

PART II

Item 1 - Legal Proceedings                                                                14

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                      15

Item 3 - Defaults Upon Senior Securities                                                  15

Item 4 - Submission of Matters to a Vote of Security Holders                              15

Item 5 - Other Information                                                                15

Item 6 - Exhibits                                                                         15

Signature Page

PART I - ITEM 1  FINANCIAL STATEMENTS

                            US Global Nanospace, Inc.
                          (A development stage company)
                                 Balance Sheets

                                                                           September 30,        March 31,
                                                                               2004               2004
                                                                            (Unaudited)
                                                                           ------------       ------------
ASSETS

CURRENT ASSETS
    Cash                                                                   $     28,116       $     18,437
    Accounts receivable                                                         128,009             11,405
    Other receivables                                                            81,593             71,278
    Inventory                                                                        --              4,695
                                                                           ------------       ------------

       Total current assets                                                     237,718            105,815

NONCURRENT ASSETS
    Deposits                                                                     11,000             13,485
                                                                           ------------       ------------

       Total assets                                                        $    248,718       $    119,300
                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current maturities of bank note payable                                $    104,781       $  1,225,000
    Accounts payable                                                            463,870            258,673
    Loans payable                                                               297,229          1,201,526
    Related party payable                                                       321,126            307,114
    Accrued salaries and expense                                                451,759            125,158
    Accrued interest                                                             15,896             63,439
                                                                           ------------       ------------

       Total current liabilities                                              1,654,661          3,180,910
                                                                           ------------       ------------

BANK NOTE PAYABLE, less current portion                                         812,511                 --
                                                                           ------------       ------------

STOCKHOLDERS' DEFICIT
    Preferred stock authorized, 10,000,000 shares $0.01 par value,
       none issued or outstanding                                                    --                 --
    Common stock authorized, 300,000,000 shares $0.001 par value,
       95,024,209 and 87,429,116 issued and outstanding, respectively            95,023             87,428
    Additional paid-in capital                                               13,734,836         11,590,401
    Deferred compensation and services                                               --           (399,743)
    Deficit accumulated during the development stage                        (16,048,313)       (14,339,696)
                                                                           ------------       ------------

       Total stockholders' deficit                                           (2,218,454)        (3,061,610)
                                                                           ------------       ------------

       Total liabilities and stockholders' deficit                         $    248,718       $    119,300
                                                                           ============       ============

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                      Statements of Operations (Unaudited)

                                                                                                           Cumulative
                                                                                                      Results of Operations
                                                                                                       from March 20, 2002
                                      Three Months     Three Months      Six Months       Six Months   (date of inception)
                                         Ended            Ended            Ended             Ended          Through
                                      September 30,    September 30,    September 30,    September 30,    September 30,
                                          2004             2003             2004             2003             2004
                                      ------------     ------------     ------------     ------------     ------------
REVENUES                              $    305,121     $     72,505     $    399,809     $    125,679     $    540,158
COST OF REVENUES                            32,387           19,918          105,658           27,761          132,386
                                      ------------     ------------     ------------     ------------     ------------

       Gross Profit                        272,734           52,587          294,151           97,918          407,772
                                      ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Research and development                113,556          325,328          251,105          499,796        3,143,634
   General and administrative
     Non-cash compensation
       and services                         56,970          882,853          545,019        1,781,873        7,328,610
     Other general and
       administrative                      676,843          221,277        1,115,999          762,381        6,142,888
                                      ------------     ------------     ------------     ------------     ------------

       Total operating expenses            847,369        1,429,458        1,912,123        3,044,050       16,615,132
                                      ------------     ------------     ------------     ------------     ------------

       Operating loss                     (574,635)      (1,376,871)      (1,617,972)      (2,946,132)     (16,207,360)
                                      ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
   Debt restructure                             --               --               --               --          918,573
   Other income                                 --               --               --               --           10,045
   Interest expense                        (34,061)         (72,199)         (90,645)        (179,949)        (769,571)
                                      ------------     ------------     ------------     ------------     ------------

       Total other income
         (expense)                         (34,061)         (72,199)         (90,645)        (179,949)         159,047
                                      ------------     ------------     ------------     ------------     ------------

       NET LOSS                       $   (608,696)    $ (1,449,070)    $ (1,708,617)    $ (3,126,081)    $(16,048,313)
                                      ============     ============     ============     ============     ============

Net loss per share, basic
   and diluted                        $      (0.02)    $      (0.02)    $      (0.02)    $      (0.04)    $      (0.02)
                                      ============     ============     ============     ============     ============

Basic and diluted weighted average
   number of common shares              91,951,134       81,710,052       90,332,077       80,179,097       89,600,168

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                       Statement of Stockholders' Deficit
                       Six Months Ended September 30, 2004
                                   (Unaudited)



                                                                                       Additional    Deferred
                                                               Common Stock             Paid-in    Compensation
                                                           Shares        Amount         Capital    and Services
                                                         ----------    -----------    -----------  ------------
Balance at April 1, 2004                                 87,429,116    $    87,428    $11,590,401    $(399,743)

Issuance of common stock on April 7, 2004 in
consideration for wages at $0.70 per share                   35,392             35         24,739

Issuance of common stock on April 15, 2004 in
consideration for services at $0.67 per share                90,000             90         60,210

Issuance of common stock on April 23, 2004 in
consideration for notes payable at $0.33 per
share                                                     1,147,950          1,148        377,675

Issuance of common stock on May 5, 2004 in
consideration for wages at $0.38 per share                  485,761            486        184,103

Issuance of common stock on July 27, 2004 in
consideration for services at $0.28 per share                71,430             71         19,929

Issuance of common stock on August 3,
2004 in consideration for notes payable at
$0.29 per share                                           3,645,839          3,646      1,053,647

Issuance of common stock on August 16,
2004 in consideration for services at $0.24
per share                                                   395,834            396         94,604

Issuance of common stock on September 17,
2004 in consideration for wages at $0.20
per share                                                 1,169,199          1,169        232,671

Issuance of common stock on September 17,
2004 in consideration for services at $0.20
per share                                                   109,472            109         21,785

Issuance of common stock on September 28,
2004 in consideration for services at $0.17
per share                                                   444,216            445         75,072

Amortization of deferred compensation and
services                                                                                               399,743

Net loss for the period
                                                         ----------    -----------    -----------    ---------

Balance at September 30, 2004                            95,024,209    $    95,023    $13,734,836    $      --
                                                         ==========    ===========    ===========    =========

                                                      Deficit
                                                    Accumulated
                                                     During the          Total
                                                     Development      Stockholders'
                                                        Stage            Deficit
                                                    ------------      -------------
Balance at April 1, 2004                             $(14,339,696)    $(3,061,610)

Issuance of common stock on April 7, 2004 in
consideration for wages at $0.70 per share                                 24,774

Issuance of common stock on April 15, 2004 in
consideration for services at $0.67 per share                              60,300

Issuance of common stock on April 23, 2004 in
consideration for notes payable at $0.33 per
share                                                                     378,823

Issuance of common stock on May 5, 2004 in
consideration for wages at $0.38 per share                                184,589

Issuance of common stock on July 27, 2004 in
consideration for services at $0.28 per share                              20,000

Issuance of common stock on August 3,
2004 in consideration for notes payable at
$0.29 per share                                                         1,057,293

Issuance of common stock on August 16,
2004 in consideration for services at $0.24
per share                                                                  95,000

Issuance of common stock on September 17,
2004 in consideration for wages at $0.20
per share                                                                 233,840

Issuance of common stock on September 17,
2004 in consideration for services at $0.20
per share                                                                  21,894

Issuance of common stock on September 28,
2004 in consideration for services at $0.17
per share                                                                  75,517

Amortization of deferred compensation and
services                                                                  399,743

Net loss for the period                                (1,708,617)     (1,708,617)
                                                     ------------     -----------

Balance at September 30, 2004                        $(16,048,313)    $(2,218,454)
                                                     ============     ===========


The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                      Statements of Cash Flows (Unaudited)

                                                                                                                  Cumulative
                                                                                                              Results of Operations
                                                                                                               from March 20, 2002
                                                                                 Six Months       Six Months   (date of inception)
                                                                                   Ended            Ended            Through
                                                                                September 30,    September 30,    September 30,
                                                                                    2004             2003             2004
                                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                 $ (1,708,617)    $ (3,126,081)    $(16,048,313)
       Adjustments to reconcile net loss to net
         cash used in operating activities
              Common stock issued for services                                       481,937        1,781,873        7,265,528
              Forgiveness of loans and accounts payable                                   --               --         (918,573)
      Changes in operating assets and liabilities:
                  Accounts receivable                                               (116,604)         (82,474)        (128,009)
                  Inventory                                                            4,695           (2,960)              --
                  Accounts payable                                                   446,391          252,923        1,706,622
                  Accrued salaries and expense                                       769,804          877,518        3,680,017
                  Accrued interest                                                     9,939            6,500          411,887
                                                                                ------------     ------------     ------------

                          Net cash used in operating activities                     (112,455)        (292,701)      (4,030,841)
                                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in other receivables                                              (10,315)              --          (81,593)
          Increase (decrease) in deposits                                              2,485          (11,000)         (11,000)
          Cash acquired in conjunction with share
               exchange agreement                                                         --               --            2,946
                                                                                ------------     ------------     ------------

                         Net cash used in investing activities                        (7,830)         (11,000)         (89,647)
                                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                                  --               --        1,650,000
         Payments on bank note payable                                              (307,708)              --         (732,708)
         Proceeds from loans payable                                                 423,660          307,799        2,918,105
         Payments on loans payable                                                        --           (7,700)         (12,919)
         Increase (decrease) in related party payable                                 14,012            1,958          321,126
         Proceeds from issuance of common stock                                           --               --            5,000
                                                                                ------------     ------------     ------------

               Net cash provided by financing activities                             129,964          302,057        4,148,604
                                                                                ------------     ------------     ------------

Net increase (decrease) in cash                                                        9,679           (1,644)          28,116

Cash at beginning of period                                                           18,437            3,239               --
                                                                                ------------     ------------     ------------

Cash at end of period                                                           $     28,116     $      1,595     $     28,116
                                                                                ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES
          Cash paid for:
                    Interest                                                    $     60,195     $     93,202     $    339,341
                                                                                ============     ============     ============
                    Income Taxes                                                $         --     $         --     $         --
                                                                                ============     ============     ============

         Accounts payable acquired in conjunction with share
           exchange agreement                                                   $         --     $         --     $     (2,500)
                                                                                ============     ============     ============

         Common stock issued in exchange for accounts payable                   $    241,194     $    327,965     $  1,244,372
                                                                                ============     ============     ============

         Common stock issued in exchange for loans payable
              and accrued interest                                              $  1,385,440     $         --     $  2,086,257
                                                                                ============     ============     ============

         Common stock issued in exchange for wages                              $    443,203     $    826,225     $  3,228,258
                                                                                ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of US Global Nanospace, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2004.

On January 14, 2004, our Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized common stock from 100,000,000 to 300,000,000 shares and to increase the authorized preferred stock from 1,000,000 to 10,000,000 shares. The increase for the authorized common and preferred stock became effective on August 12, 2004.

NOTE 2. RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

NOTE 3. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. At September 30, 2004, all options and warrants have expired and there were no shares of potentially issuable common stock. Because of the net loss for the three and six months ended September 30, 2004 and 2003, and from inception (March 20, 2002) through September 30, 2004, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 4. MANAGEMENT PLANS

The Company is considered a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. Currently, most of the Company's products are being developed for defense and health and safety applications. Operating revenues have been generated in the amount of $399,809 for the six months ended September 30, 2004.

During the year ended March 31, 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $2,918,105 in loans since inception from third parties, existing shareholders and directors.

In order to conserve the Company's cash, the officers and certain employees of the Company have been deferring their salaries and accepting shares of the Company's common stock in lieu of cash.

The Company does not manufacture or distribute its products on a commercial scale nor does it maintain a sales force. Under the Development and License Agreement between the Company and Kidde Firefighting, Inc. dated as of August 13, 2004, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear(TM) product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from sales or licenses of its products, it will be required to seek financing from its largest shareholder, who has provided financing and a loan guarantee for the Company in the past. The shareholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 5. INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 6. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace") entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. At the six months ended September 30, 2004, the Company has incurred a total of $14,012 in royalties associated with this agreement.

NOTE 7. LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. On June 30, 2004, the loan was amended to include amounts up to $200,000, and to extend the maturity date to December 31, 2004. The Company owes Aerospace $111,288, including accrued interest, as of September 30, 2004 under this loan agreement.

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations. The Chairman and CEO of the Company also controls USDR(NV), Inc. ("USDR"). On June 6, 2003, the Company entered into a loan agreement with USDR for amounts up to $125,000. On June 11, 2004, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matured on October 31, 2004. On October 30, 2004, the loan was amended to extend the maturity date to December 31, 2004. The Company owes USDR $183,487, including accrued interest, as of September 30, 2004 under this loan agreement.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $18,350, including accrued interest, as of September 30, 2004. The shareholder has agreed to extend the loans, date to be determined.

On April 29, 2003, April 30, 2003 and May 9, 2003, the Company entered into three loans totaling $35,000 from Directors. The loans bear interest at 10% per annum and matured on June 30, 2004. On August 3, 2004, the Directors accepted restricted common stock in exchange for these loans. On August 7, 2003, the Company entered into a loan agreement with a Director for amounts up to $150,000, and on December 19, 2003, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matured on June 30, 2004. The Company owed the Director $563,944, including accrued interest, under this loan agreement and on August 3, 2004, the Director accepted restricted common stock in exchange for this loan. On October 3, 2003, the Company entered into a loan agreement with a Director for amounts up to $100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. The Company owed the Director $133,998, including accrued interest, under this agreement and on August 3, 2004, the Director accepted restricted common stock in exchange for this loan.

On January 8, 2004, January 9, 2004 and January 27, 2004, the Company entered into three loans totaling $292,934 from existing shareholders. The loans bear interest at 10% per annum and matured on June 30, 2004. The Company owed the shareholders $308,676 including accrued interest, under these agreements and on August 3, 2004, the shareholders accepted restricted common stock in exchange for these loans.

On April 23, 2004, the Company entered into agreements resulting in the issuance of 1,147,950 shares of restricted common stock for the repayment of $378,823 in principal, related to loans advanced to us by our Directors.

NOTE 8. RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 6. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million for which the Company currently owes Aerospace $321,126 as of September 30, 2004. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired certain individuals previously employed through Aerospace.

NOTE 9. BANK NOTES PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, bearing interest at 10% per annum and matures on May 15, 2008. The terms require one principal and interest payment of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The loan is secured by the assets of the Company and guaranteed by the Company's Chairman and CEO. As of September 30, 2004, the Company had an outstanding principal balance of $917,292 and no accrued interest.

Maturities of long-term debt are as follows:

Years Ending March 31,
----------------------
       2005 (six months remaining)                         $   104,781
       2006                                                    232,963
       2007                                                    257,711
       2008                                                    285,072
       2009                                                     36,765
                                                           -----------
                                                           $   917,292
                                                           ===========

NOTE 10. LICENSE AND TECHNOLOGY AGREEMENTS

On June 25, 2004, the Company and Vitusa Products, Inc. ("Vitusa") entered into a Distribution Agreement (the "Vitusa Agreement"), pursuant to which Vitusa acquired the non-exclusive right to distribute the Company's NanoFilterCX(TM) cigarette filter product and any other product marketed by the Company for use in tobacco filtration during the term of the Vitusa Agreement. Vitusa is a leading supplier of additives to the filter and tobacco filter manufacturing industries. The information herein is qualified in its entirety by reference to the Vitusa Agreement, including all annexes, exhibits and schedules attached thereto, which is attached to this report.

On August 13, 2004 (the "Effective Date"), the Company and Kidde Fire Fighting, Inc., a Pennsylvania corporation ("Kidde"), entered into a Development and License Agreement (the "Kidde Agreement"), pursuant to which, among other things, Kidde agreed to purchase from the Company for cash an exclusive worldwide license of (i) the Company's rights in and to certain patents licensed exclusively to the Company by TIAX LLC pursuant to that certain Patent and Technology License Agreement, dated as of July 24, 2003, between the Company and TIAX LLC, a Delaware limited liability company, and (ii) the Company's know-how with respect to the development and formulation of the Company's ALL-CLEAR(TM) Chemical and Biological Agent Decontamination Foam product ("ALL-CLEAR(TM)"). In addition, Kidde agreed to purchase for cash all of the Company's rights and interests in and to the ALL-CLEAR(TM) trademark. Under the Kidde Agreement, Kidde will be responsible for the manufacturing, marketing and worldwide distribution of ALL-CLEAR(TM). The Company will earn royalty payments on all sales of ALL-CLEAR(TM) by Kidde. The information herein is qualified in its entirety by reference to the Kidde Agreement, including all annexes, exhibits and schedules attached thereto, and any related documents that the Company has filed as exhibits to its Current Report on Form 8-K on August 17, 2004.

NOTE 11. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options were granted under the plan for the periods ended September 30, 2004, and 2003 and since inception (March 20, 2002). Options outstanding that were granted under the stock option plan of US Global Aerospace (fka Caring Products International) prior to the merger with the Company and were fully vested as of the merger date (May 17, 2002), have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", during the periods ended September 30, 2004, and 2003, and since inception (March 20, 2002).

On April 10, 2003, the Company adopted the Amended and Restated 2002 Stock Plan (the "2002 Stock Plan"). Under the 2002 Stock Plan, officers, directors, employees, consultants, advisors and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 15,000,000 shares of the Company's common stock. The options are to be granted at not less than 85% of the fair value of the Company's common stock on the date of the grant. The options generally vest over five years and expire ten years from date of grant. The plan also allows for the granting of a stock award whereby the purchase price of the stock award granted also may not be less than 85% of the fair value of the Company's common stock. In addition the plan allows for the granting of stock bonuses. The terms of the awards and bonuses are to be determined by a committee appointed by the Board of Directors.

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

On June 2, 2004, the Board of Directors approved an amendment to the 2002 Stock Plan to increase the shares of common stock included in the 2002 Stock Plan from 15,000,0000 shares to 30,000,000 shares. In connection with the amendment, the Company amended its Registration Statement on Form S-8 to include the additional shares added to the 2002 Stock Plan, which amendment became effective on August 24, 2004. The amendment also changed the name of the 2002 Stock Plan from "US Global Aerospace, Inc. Amended and Restated 2002 Stock Plan" to "US Global Nanospace, Inc. Amended and Restated 2002 Stock Plan", and changed paragraph 7.2 of the 2002 Stock Plan such that the purchase price of stock awards may be the same for all recipients of such awards.

On September 17, 2004, the Company granted 1,169,199 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries with an award valuation of $198,763, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $35,077 as additional non-cash expense for the difference between the fair value of the stock and the salaries due.

The Company has accrued payroll taxes relating to the issuance of stock in lieu of wages in accrued salaries and expense during the six months ended September 30, 2004, and the Company has recorded employee receivables for the employees portion of the taxes due to the Company.

NOTE 12. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The implementation of the provisions of FIN 46 did not have any effect on the Company's interim consolidated condensed financial statement presentation or disclosures.

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

PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This report by US Global Nanospace, Inc. (the "Company) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

      o our ability to successfully market the products we have developed and to continue to develop products with demonstrated competitive advantages for the defense and health and safety markets;

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

      The Chairman and Chief Executive Officer of the Company controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to the Company. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by Aerospace. Since inception (March 20, 2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million for which, as of September 30, 2004, we owed Aerospace $321,126.

PLAN OF OPERATION

      We are a development stage company with expertise in the emerging field of nanotechnology. We specialize in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include optimized polymer and organic materials and nanofibers to produce variable threat armor solutions, superior filtration systems for air, water, and cigarettes, biological and chemical decontaminants, and blast mitigation and fire protection materials. We are currently focusing our efforts on licensing and marketing the products that we have developed for defense and health and safety applications. Our target customers for these materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulation.

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

      To date, we have funded our operations through loans in the amount of $1,650,000 from a bank and loans in the amount of $2,918,105 from third parties, existing shareholders and directors. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

      Our revenues from operations for the quarter ended September 30, 2004 were $305,121 as compared to revenues of $72,505 for the quarter ended September 30, 2003. This significant increase in revenues is attributable to revenues generated under the Kidde Agreement with respect to our All-Clear(TM) product and an increase in sales of our other products. Our cost of revenues from operations for the quarter ended September 30, 2004 was $32,387 as compared to cost of revenues of $19,918 from the quarter ended September 30, 2003.

      During the quarter ended September 30, 2004, we spent $113,556 on research and development as compared to $325,328 for research and development during the quarter ended September 30, 2003. Our research and development costs declined because we focused on marketing, selling and licensing our existing products during this period.

      During the quarter ended September 30, 2004, we incurred $56,970 in expenses related to non-cash compensation as compared to $882,853 related to non-cash compensation during the quarter ended September 30, 2003. Of this amount from quarter ended September 30, 2003, $821,653 was non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the fiscal year 2002. We had continued to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. At June 30, 2004, that two-year period had ended. During the quarter ended September 30, 2004, we paid our consultants and employees with our common stock in order to conserve cash.

      During the quarter ended September 30, 2004, other general and administrative expenses totaled $676,843 as compared to other general and administrative expenses of $221,277 for the quarter ended September 30, 2003. This increase was due primarily to a reduction of expenses attributable to research and development, as we focused on marketing, selling and licensing our existing products during this period. Therefore, certain expenses previously attributed to research and development were attributed instead to general and administrative expenses, including without limitation expenses related to licensing and marketing our products.

      We had an operating loss of $574,635 for the quarter ended September 30, 2004, as opposed to an operating loss of $1,376,871 for the quarter ended September 30, 2003. We had a net loss of $608,696 for the quarter ended September 30, 2004, as compared to a net loss of $1,449,070 for the quarter ended September 30, 2003. The decrease in the operating loss and net loss is primarily attributable to the reduction in research and development costs, and also the completion of recognizing non-cash general and administrative expenses for deferred compensation and services related to the consulting agreements entered into during the fiscal year 2002.

      Other income (expense) for the quarter ended September 30, 2004 totaled $34,061 as compared to $72,199 for the quarter ended September 30, 2003. Interest expense decreased because we have reduced the principal on our bank note by $732,708, and the interest rate on this note was lowered. Interest expense also decreased because we have reduced the principal on our loans payable to $297,229.

      During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our lightweight, anti-ballistic material, G-Lam. For the quarter ended September 30, 2004, our research and development expenses totaled $113,556. We anticipate that our research and development expenses will be significant as we upgrade and develop our products. We also anticipate that our marketing expenses will be significant as we continue our licensing and marketing efforts.

SIX MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

      Our revenues from operations for the six months ended September 30, 2004 were $399,809 as compared to revenues of $125,679 for the six months ended September 30, 2003. This significant increase in revenues is attributable to revenues generated under the Kidde Agreement with respect to our All-Clear(TM) product and an increase in sales of our other products. Our cost of revenues from operations for the six months ended September 30, 2004 were $105,658 as compared to cost of revenues of $27,761 for the six months ended September 30, 2003.

      During the six months ended September 30, 2004, we spent $251,105 on research and development as compared to $499,796 for research and development during the six months ended September 30, 2003. Our research and development costs declined because we focused on marketing, selling and licensing our existing products during this period.

      During the six months ended September 30, 2004, we incurred $545,019 in expenses related to non-cash compensation as compared to $1,781,873 related to non-cash compensation during the six months ended September 30, 2003. Of this amount from the six months ended September 30, 2003, $1,675,152 was non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the fiscal year 2002. We had continued to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. At June 30, 2004, that two-year period had ended. During the six months ended September 30, 2004, we paid our consultants and employees with our common stock in order to conserve cash.

      During the six months ended September 30, 2004, other general and administrative expenses totaled $1,115,999 as compared to other general and administrative expenses of $762,381 for the six months ended September 30, 2003. This increase was due primarily to a reduction of expenses attributable to research and development, as we focused on marketing, selling and licensing our existing products during this period. Therefore, certain expenses previously attributed to research and development were attributed instead to general and administrative expenses, including without limitation expenses related to licensing and marketing our products.

      We had an operating loss of $1,617,972 for the six months ended September 30, 2004, as opposed to an operating loss of $2,946,132 for the six months ended September 30, 2003. We had a net loss of $1,708,617 for the six months ended September 30, 2004, as compared to a net loss of $3,126,081 for the six months ended September 30, 2003. The decrease in the operating and net loss is also attributable to the reduction in research and development costs, and also the completion of recognizing non-cash general and administrative expenses for deferred compensation and services related to the consulting agreements entered into during the fiscal year 2002.

      Other income (expense) for the six months ended September 30, 2004 totaled $90,645 as compared to $179,949 for the six months ended September 30, 2003. Interest expense decreased because we have reduced the principal on our bank note by $732,708, and the interest rate on this note was lowered. Interest expense also decreased because we have reduced the principal on our loans payable to $297,229.

      During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our lightweight, anti-ballistic material, G-Lam. For the six months ended September 30, 2004, our research and development expenses totaled $251,105. We anticipate that our research and development expenses will be significant as we upgrade and develop our products. We also anticipate that our marketing expenses will continue to be significant as we continue our licensing and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, we had cash on hand of $28,116. Our primary source of cash during the six months ended September 30, 2004 was loans totaling $423,660 and revenues totaling $399,809. Net cash used in operating activities was $112,455. The primary uses of cash for the six months ended September 30, 2004 consisted of general operating costs and reducing our bank note payable.

      In order to conserve our cash, the officers and certain employees of the Company have been deferring their salaries and accepting shares of our common stock in lieu of cash.

      We do not manufacture or distribute our products on a commercial scale nor do we maintain a sales force. Under the Kidde Agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear(TM) product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We cannot be certain, however, that sales or licensing of our products will ever generate enough cash to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales or licenses, we will be required to seek financing from our largest shareholder, who has provided financing and a loan guarantee for us in the past. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

      We had no investing activities that used or generated cash during the six months ended September 30, 2004. Cash flows from financing activities for the six months ended September 30, 2004 included loan proceeds in the amount of $423,660 from our directors, including $96,920 in loan proceeds from entities controlled by one of our directors.

      During the six months ended September 30, 2004, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $1,385,440, and wages totaling $443,203.

      The use of nanotechnology is a novel and unproven business model, which may not be successful and will ultimately depend on demand for such products, primarily by the military, and cost-effectiveness of manufacturing. We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products will evolve, or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The implementation of the provisions of FIN 46 did not have any effect on the Company's interim consolidated condensed financial statement presentation or disclosures.

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

PART 1 - ITEM 3 CONTROLS AND PROCEDURES

      Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the six months ended September 30, 2004 (the Evaluation Date). The evaluation was undertaken in consultation with our accounting personnel. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information relating to us and required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified the Securities and Exchange Commission's rules and forms.

      There was no change in our internal control over financial reporting that occured during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART II

      ITEM 1. LEGAL PROCEEDINGS

      On February 12, 2004, we announced in a press release that we received a written request for information from the Securities and Exchange Commission (the "SEC") regarding certain prior public statements made by us. While we believe that we have not violated any federal securities laws, rules or regulations, the SEC may determine that a violation of some kind has occurred. We have cooperated fully with the SEC's informal inquiry, and are currently working with the SEC to resolve any outstanding issues in their entirety.

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On August 3, 2004, we issued an aggregate 3,645,839 restricted shares of our common stock for the repayment of $1,057,293 of reimbursable expenses, and principal and interest related to loans advanced to us by our directors and shareholders. These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended.

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

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

      ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS

      Exhibits

2. Agreement and Plan of Share Exchange between Caring Products International, Inc. and USDR Global Aerospace, Ltd. and the stockholders of US Global Aerospace, Ltd. dated as of May 15, 2002 (1)

3.1.1 Amended and Restated Certificate of Incorporation (9)

3.1.2 First Amendment to Amended and Restated Certificate of Incorporation (9)

3.1.3 Second Amendment to Amended and Restated Certificate of Incorporation (9)

3.2   Bylaws (3)

10.1 Intellectual Property Assignment and Royalty Agreement dated May 14, 2002 between USDR Aerospace, Ltd. and USDR Global Aerospace, Ltd. (4)

10.2 Settlement Agreement and Mutual Release among the Company, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd. and Richard Wall dated November 19, 2002. (4)

10.3 Settlement Agreement and Mutual Release among the Company, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd., Richard A. Wall, ECON Investor Relations, Inc. and Dawn Van Zant dated November 19, 2002 (4)

10.4 Settlement Agreement and Mutual Release among ERBC Holdings, Ltd., the Company, USDR Global Aerospace, Ltd., USDR Aerospace, Ltd., Live Oak Capital, LLC, Nicholas Lattanzio, Margaret K. Curtis, Smith Point Capital, LTD. and Daniel T. Guilfoile dated November 20, 2002. (4)

10.5 Promissory Note in the amount of $14,000 dated April 11, 2003 in favor of Wilford Simpson (5)

10.6 Promissory Note in the amount of $2,000 dated April 18, 2003 in favor of Wilford Simpson (5)

10.7 Promissory Note in the amount of $100,000 dated April 18, 2003 in favor of USDR Aerospace, Ltd. (5)

10.8 Gross Lease Agreement dated April 28, 2003 between the Company and West Harris Property, Inc. (4)

10.9  Addendum E to Lease/Guarantee executed by Julie Seaman (4)

10.10 US Global Nanospace, Inc. Amended and Restated 2002 Stock Plan (7)

10.11 Commercial Guaranty between John D. Robinson and Western Security Bank (4)

10.12 Promissory Note in the amount of $12,000 dated April 29, 2003 in favor of Julie Seaman (5)

10.13 Promissory Note in the amount of $10,000 dated April 30, 2003 in favor of John Robinson (5)

10.14 Promissory Note in the amount of $13,000 dated May 9, 2003 in favor of Julie Seaman (5)

10.15 Promissory Note in the amount of $125,000 dated June 6, 2003 in favor of U.S.D.R. (NV), Inc. (5)

10.16 Master Agreement by and between Y2-Ultra-Filter, Inc. and the Company dated June 19, 2003 (6)

10.17 Promissory Note and Commercial Security Agreement between the Company and Western Security Bank dated June 30, 2003 (4)

10.18 Patent and Technology License Agreement dated July 24, 2003 between the Company and TIAX, LLC (6)

10.19 Promissory Note in the amount of $500,000 dated August 7, 2003, as amended on December 19, 2003, in favor of John Robinson (9)

10.20 Amendment No. 1 dated October 3, 2003 to Patent and Technology License Agreement between the Company and TIAX LLC (6)

10.21 Promissory Note in the amount of $100,000 dated October 3, 2003 in favor of Julie Seaman (9)

10.22 Promissory Note in the amount of $47,283.50 dated January 8, 2004 in favor of Robin Bailey (7)

10.23 Promissory Note in the amount of $50,000 dated January 9, 2004 in favor of Paula Boozer (7)

10.24 Promissory Note in the amount of $195,649.94 dated January 27, 2004 in favor of Steve Squires (7)

10.25 Agreement to Convert Debt between the Company and John Robinson dated April 23, 2004(9)

10.26 Agreement to Convert Debt between the Company and Julie Seaman dated April 23, 2004 (9)

10.27 Change in Terms Agreement dated June 11, 2004 to Promissory Note in the amount of $500,000 in favor of U.S.D.R. (NV), Inc. (9)

10.28 +Distribution Agreement between the Company and Vitusa Products, Inc. dated as of June 25, 2004 (9)

10.29 Change in Terms Agreement dated June 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd. (9)

10.30 Agreement to Convert Debt between the Company and John Robinson dated August 3, 2004 (9)

10.31 Agreement to Convert Debt between the Company and Julie Seaman dated August 3, 2004 (9)

10.32 Agreement to Convert Debt between the Company and Steve Squires dated August 3, 2004 (9)

10.33 Agreement to Convert Debt between the Company and Paula Boozer dated August 3, 2004 (9)

10.34 Agreement to Convert Debt between the Company and Robin Bailey dated August 3, 2004 (9)

10.35 +Development and License Agreement between the Company and Kidde Fire Fighting Inc. dated August 13, 2004 (8)

10.36 Change in Terms Agreement between the Company and Western Security Bank dated September 30, 2004 (9)

10.37 Change in Terms Agreement dated October 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV) (9)

14    Code of Ethics (7)

31.1  Certification by Chief Executive Officer (9)

31.2  Certification by Chief Financial Officer (9)

32    Certification pursuant to 18 U.S.C. section 1350 (9)

----------
+ Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

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

(3) Incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 12, 1995.

(4) Incorporated by reference from a Form 10-KSB filed with the Securities and Exchange Commission on July 11, 2003, as amended.

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

(9)   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        US GLOBAL NANOSPACE, INC.


                                        By: /s/ John Robinson
                                           -------------------------------------
Date: November 15, 2004                    John Robinson,
                                           Chief Executive Officer


                                        By: /s/ Julie Seaman
                                           -------------------------------------
Date:  November 15, 2004                   Julie Seaman, Chief Financial Officer