Form 10QSB/A
period 2004-09-30
US GLOBAL NANOSPACE  INC
filed 2004-11-16
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004 the issuer had 97,541,425 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes |_|  No |X|

      This amendment to the Quarterly Report on Form 10-QSB of US Global Nanospace, Inc. for the quarter ended September 30, 2004 is being filed solely for the purpose of correcting certain typographical errors on Exhibit 10.28 of the original Form 10-QSB filed on November 15, 2004.

ITEM 6.  EXHIBITS

Exhibits

Exhibit 10.28 +Distribution Agreement between the Company and Vitusa Products, Inc. dated as of June 25, 2004.

Exhibit 31.1      Certification by Chief Executive Officer

Exhibit 31.2      Certification by Chief Financial Officer

Exhibit 32        Certification pursuant to 18 U.S.C. section 1350

----------
+ Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    US GLOBAL NANOSPACE, INC.


                                    By: /s/ John Robinson
                                        ----------------------------------------
Date: November 16, 2004                 John Robinson, Chief Executive Officer


                                    By: /s/ Julie Seaman
                                        ----------------------------------------
Date: November 16, 2004                 Julie Seaman, Chief Financial Officer