Form 10QSB/A
period 2003-09-30
US GLOBAL NANOSPACE  INC
filed 2005-02-09
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

                                EXPLANATORY NOTE

      The purpose of this amendment is to file complete copies of exhibit number 10.1, Patent and Technology License Agreement dated July 24, 2003 between the Registrant and TIAX LLC, and exhibit number 10.2, Amendment No. 1 to Patent and Technology License Agreement dated October 3, 2003 between the Registrant and TIAX LLC, which were previously filed in incomplete form.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                US GLOBAL NANOSPACE, INC.


                                By:  /s/ John Robinson
                                     ------------------------------------------
Date:  February 9, 2005              John Robinson, Chief Executive Officer


                                By:  /s/ Julie Seaman
                                     ------------------------------------------
Date:  February 9, 2005              Julie Seaman, Chief Financial Officer