Form 10QSB
period 2004-12-31
US GLOBAL NANOSPACE  INC
filed 2005-02-25
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 22, 2005 the issuer had 101,893,592 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [x]

                            US GLOBAL NANOSPACE, INC.

                                      INDEX

                                                                                        PAGE
PART I                                                                                  NUMBER
Item 1 - Financial Statements

         Balance Sheets as of December 31, 2004 (unaudited) and March 31, 2004            3

         Statements of Operations - Three and Nine Months Ended
                  December 31, 2003 and 2004 and since inception (March 20, 2002)         4
                  through December 31, 2004 (unaudited)

         Statement of Stockholders' Deficit - Nine Months Ended December 31, 2004         5
                  (unaudited)

         Statements of Cash Flows - Nine Months Ended
                  December 31, 2003 and 2004 and since inception (March 20, 2002)         6
                  through December 31, 2004 (unaudited)

         Notes to the Financial Statements                                                7-10

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            10-18

Item 3 - Controls and Procedures                                                          18

PART II

Item 1 - Legal Proceedings                                                                18

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                      18

Item 3 - Defaults Upon Senior Securities                                                  18

Item 4 - Submission of Matters to a Vote of Security Holders                              19

Item 5 - Other Information                                                                19

Item 6 - Exhibits                                                                         19

Signature Page

PART I - ITEM 1  FINANCIAL STATEMENTS

                            US Global Nanospace, Inc.
                          (A development stage company)
                                 Balance Sheets

                                                                         December 31,     March 31,
                                                                            2004            2004
                                                                         (Unaudited)
                                                                        ------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                                                $      4,678    $     18,437
    Accounts receivable                                                       36,300          11,405
    Other receivables                                                         49,887          71,278
    Inventory                                                                 91,198           4,695
                                                                        ------------    ------------

       Total current assets                                                  182,063         105,815

NONCURRENT ASSETS
    Deposits                                                                  11,000          13,485
                                                                        ------------    ------------

       Total assets                                                     $    193,063    $    119,300
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current maturities of bank note payable                             $    230,384    $  1,225,000
    Accounts payable                                                         669,330         258,673
    Loans payable                                                            308,229       1,201,526
    Related party payable                                                    304,317         307,114
    Accrued salaries and expense                                             579,666         125,158
    Accrued interest                                                          25,546          63,439

       Total current liabilities                                           2,117,472       3,180,910
                                                                        ------------    ------------

BANK NOTE PAYABLE, less current portion                                      647,717              --
                                                                        ------------    ------------

STOCKHOLDERS' DEFICIT
    Preferred stock authorized, 10,000,000 shares $0.01 par value,
      none issued or outstanding                                                  --              --
    Common stock authorized, 300,000,000 shares $0.001 par value,
      97,908,260 and 87,429,116 issued and outstanding, respectively          97,907          87,428
    Additional paid-in capital                                            14,338,448      11,590,401
    Deferred compensation and services                                       (10,658)       (399,743)
    Deficit accumulated during the development stage                     (16,997,823)    (14,339,696)
                                                                        ------------    ------------

       Total stockholders' deficit                                        (2,572,126)     (3,061,610)
                                                                        ------------    ------------

       Total liabilities and stockholders' deficit                      $    193,063    $    119,300
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                      Statements of Operations (Unaudited)

                                                                                                      Cumulative
                                                                                                   Results of Operations
                                                                                                   from March 20, 2002
                                      Three Months   Three Months    Nine Months     Nine Months   (date of inception)
                                         Ended          Ended           Ended           Ended          Through
                                      December 31,   December 31,    December 31,    December 31,    December 31,
                                         2004            2003            2004            2003             2004
                                     ------------    ------------    ------------    ------------    ------------
REVENUES                             $     40,908    $      2,152    $    440,718    $    127,831    $    581,066
COST OF REVENUES                           14,105             241         119,763          28,002         146,491
                                     ------------    ------------    ------------    ------------    ------------

     Gross Profit                          26,803           1,911         320,955          99,829         434,575
                                     ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Research and development
     Non-cash compensation
       and services                         9,504              --           9,504              --           9,504
     Other research and
       development                        109,837         622,102         360,942       1,121,898       3,253,471
   General and administrative
     Non-cash compensation
       and services                       198,176       1,082,180         743,195       2,854,053       7,526,786
     Other general and
       administrative                     628,206       1,020,447       1,744,206       1,782,828       6,771,094
                                     ------------    ------------    ------------    ------------    ------------

       Total operating expenses           945,723       2,714,729       2,857,847       5,758,779      17,560,855
                                     ------------    ------------    ------------    ------------    ------------

       Operating loss                    (918,920)     (2,712,818)     (2,536,892)     (5,658,950)    (17,126,280)
                                     ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Debt restructure                            --         239,185              --         239,185         918,573
   Other income                                --              --              --              --          10,045
   Interest expense                       (30,590)       (228,694)       (121,235)       (408,643)       (800,161)
                                     ------------    ------------    ------------    ------------    ------------

       Total other income
         (expense)                        (30,590)         10,491        (121,235)       (169,458)        128,457
                                     ------------    ------------    ------------    ------------    ------------

       NET LOSS                      $   (949,510)   $ (2,702,327)   $ (2,658,127)   $ (5,828,408)   $(16,997,823)
                                     ============    ============    ============    ============    ============

Net loss per share, basic
  and diluted                        $      (0.03)   $      (0.03)   $      (0.03)   $      (0.07)   $      (0.03)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
  number of common shares              97,241,603      85,626,441      92,635,253      81,894,646      95,223,402

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                       Statement of Stockholders' Deficit
                       Nine Months Ended December 31, 2004
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                    Additional    Deferred       During the           Total
                                                 Common Stock        Paid-in    Compensation     Development       Stockholders'
                                               Shares     Amount     Capital    and Services        Stage             Deficit
                                               ------     ------    ----------  ------------    ------------       -------------
Balance at April 1, 2004                      87,429,116  $87,428  $11,590,401   $(399,743)     $(14,339,696)     $   (3,061,610)

Issuance of common stock on April 7, 2004 in
consideration for wages at $0.70 per share        35,392       35       24,739                                            24,774

Issuance of common stock on April 15, 2004 in
consideration for services at $0.67 per share     90,000       90       60,210                                            60,300

Issuance of common stock on April 23, 2004 in
consideration for notes payable at $0.33 per
share                                          1,147,950    1,148      377,675                                           378,823

Issuance of common stock on May 5, 2004 in
consideration for wages at $0.38 per share       485,761      486      184,103                                           184,589

Issuance of common stock on July 27, 2004 in
consideration for accounts payable at $0.28
per share                                         71,430       71       19,929                                            20,000

Issuance of common stock on August 3,
2004 in consideration for notes payable at
$0.29 per share                                3,471,094    3,471    1,003,146                                         1,006,617

Issuance of common stock on August 3,
2004 in consideration for accounts
payable at $0.29 per share                       174,745      175       50,501                                            50,676

Issuance of common stock on August 16,
2004 in consideration for accounts
payable at $0.24 per share                       395,834      396       94,604                                            95,000

Issuance of common stock on September 17,
2004 in consideration for wages at $0.20
per share                                      1,169,199    1,169      232,671                                           233,840

Issuance of common stock on September 17,
2004 in consideration for services at $0.20
per share                                        109,472      109       21,785                                            21,894

Issuance of common stock on September 28,
2004 in consideration for accounts
payable at $0.17 per share                       444,216      445       75,072                                            75,517

Issuance of common stock on October 6,
2004 in consideration for accounts
payable at $0.18 per share                       250,000      250       44,750                                            45,000

Issuance of common stock on October 18,
2004 in consideration for accounts
payable at $0.14 per share                       939,535      940      130,595                                           131,535

Issuance of common stock on October 19,
2004 in consideration for wages at $0.24
per share                                         44,380       44       10,607                                            10,651

Issuance of common stock on October 21,
2004 in consideration for services at $0.28
per share                                        267,858      268       74,732                                            75,000

Issuance of common stock on October 22,
2004 in consideration for wages at $0.25
per share                                        933,156      933      232,356                                           233,289

Issuance of common stock on October 28,
2004 in consideration for services at $0.23
per share                                         64,855       65       14,856                                            14,921

Issuance of common stock on November 1,
2004 in consideration for services at $0.23
per share                                        250,000      250       57,250                                            57,500

Issuance of common stock on November 23,
2004 in consideration for services at $0.20
per share                                         63,950       64       12,726     (10,658)                                2,132

Issuance of common stock on December 1,
2004 in consideration for accounts
payable at $0.20 per share                        11,050       11        2,199                                             2,210

Issuance of common stock on December 1,
2004 in consideration for services at $0.191
per share                                         39,267       39        7,461                                             7,500

Issuance of common stock on December 31,
2004 in consideration for services at $0.805
per share                                         20,000       20       16,080                                            16,100

Amortization of deferred compensation and
services                                                                           399,743                               399,743

Net loss for the period                                                                             (2,658,127)       (2,658,127)
                                              ----------  -------  -----------   ---------      --------------    --------------

Balance at December 31, 2004                  97,908,260  $97,907  $14,338,448   $ (10,658)     $  (16,997,823)   $   (2,572,126)
                                              ==========  =======  ===========   =========      ==============    ==============

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)
                      Statements of Cash Flows (Unaudited)

                                                                                                           Cumulative
                                                                                                      Results of Operations
                                                                                                       from March 20, 2002
                                                                      Nine Months       Nine Months    (date of inception)
                                                                         Ended             Ended            Through
                                                                      December 31,      December 31,      December 31,
                                                                          2004              2003              2004
                                                                     --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                       $   (2,658,127)   $   (5,828,408)   $  (16,997,823)
      Adjustments to reconcile net loss to net
        cash used in operating activities
              Common stock issued for services                              752,699         2,854,053         7,536,290
              Forgiveness of loans and accounts payable                          --          (239,185)         (918,573)
      Changes in operating assets and liabilities:
                  Accounts receivable                                       (24,895)               --           (36,300)
                  Inventory                                                 (86,503)               --           (91,198)
                  Accounts payable                                          830,595           274,660         2,090,826
                  Accrued salaries and expense                            1,044,042         2,593,915         3,954,255
                  Accrued interest                                           19,590           217,440           421,538

                          Net cash used in operating activities            (122,599)         (127,525)       (4,040,985)
                                                                     --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Decrease (increase) in other receivables                            21,391          (122,125)          (49,887)
         Decrease (increase) in deposits                                      2,485           (13,485)          (11,000)
         Cash acquired in conjunction with share
           exchange agreement                                                    --                --             2,946
                                                                     --------------    --------------    --------------

                          Net cash provided by (used in) investing
                            activities                                       23,876          (135,610)          (57,941)
                                                                     --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                         --                --         1,650,000
         Payments on bank note payable                                     (346,899)         (125,000)         (771,899)
         Proceeds from loans payable                                        434,660           395,425         2,929,105
         Payments on loans payable                                               --            (7,700)          (12,919)
         Increase (decrease) in related party payable                        (2,797)              176           304,317
         Proceeds from issuance of common stock                                  --                --             5,000
                                                                     --------------    --------------    --------------

                          Net cash provided by financing activities          84,964           262,901         4,103,604
                                                                     --------------    --------------    --------------

Net increase (decrease) in cash                                             (13,759)             (234)            4,678

Cash at beginning of period                                                  18,437             3,239                --
                                                                     --------------    --------------    --------------

Cash at end of period                                                $        4,678    $        3,005    $        4,678
                                                                     ==============    ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES
         Cash paid for:
                    Interest                                         $       81,136    $      234,119    $      360,282
                                                                     ==============    ==============    ==============
                    Income Taxes                                     $           --    $           --    $           --
                                                                     ==============    ==============    ==============

         Accounts payable acquired in conjunction with share
           exchange agreement                                        $           --    $           --    $       (2,500)
                                                                     ==============    ==============    ==============

         Common stock issued in exchange for accounts payable        $      419,938    $      376,851    $    1,423,116
                                                                     ==============    ==============    ==============

         Common stock issued in exchange for loans payable
           and accrued interest                                      $    1,385,440    $           --    $    2,086,257
                                                                     ==============    ==============    ==============

         Common stock issued in exchange for wages                   $      589,534    $    2,502,743    $    3,374,589
                                                                     ==============    ==============    ==============

The accompanying notes are an integral part of these financial statements.

                            US Global Nanospace, Inc.
                          (A development stage company)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of US Global Nanospace, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2004.

NOTE 2.  RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

NOTE 3. NET LOSS PER SHARE

Basic loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. At December 31, 2004, all options and warrants have expired and there were no shares of potentially issuable common stock. Because of the net loss for the three and nine months ended December 31, 2004 and 2003, and from inception (March 20, 2002) through December 31, 2004, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 4. MANAGEMENT PLANS

The Company is considered a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products, the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. Currently, most of the Company's products are being developed for defense and health and safety applications. Operating revenues have been generated in the amount of $440,718 for the nine months ended December 31, 2004.

During the year ended March 31, 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $2,929,105 in loans since inception from third parties, existing shareholders and directors.

In order to conserve the Company's cash, the officers and employees of the Company have been deferring their salaries and accepting shares of the Company's common stock in lieu of cash.

The Company does not manufacture or distribute its products on a commercial scale. Under the Development and License Agreement between the Company and Kidde Firefighting, Inc. dated as of August 13, 2004, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of the Company's All-Clear(TM) product. In addition, the Company is in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell its products on a commercial scale worldwide. The Company is also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of its products. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from sales or licenses of its products, it will be required to seek financing from its largest shareholder, who has provided financing and a loan guarantee for the Company in the past. The shareholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 5.  INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 6.  INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. At the nine months ended December 31, 2004, the Company has incurred a total of $20,335 in royalties associated with this agreement.

NOTE 7.  LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. On June 30, 2004, the loan was amended to include amounts up to $200,000, and to extend the maturity date to December 31, 2004. On December 30, 2004, the maturity date was extended to February 28, 2005. The Company owes Aerospace $110,028, including accrued interest, as of December 31, 2004 under this loan agreement.

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations. The Chairman and CEO of the Company also controls USDR(NV), Inc. ("USDR"). On June 6, 2003, the Company entered into a loan agreement with USDR for amounts up to $125,000. On June 11, 2004, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matured on December 31, 2004. On December 30, 2004, the loan was amended to extend the maturity date to February 28, 2005. The Company owes USDR $193,682, including accrued interest, as of December 31, 2004 under this loan agreement.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $18,754, including accrued interest, as of December 31, 2004. The shareholder has agreed to extend the loans, date to be determined.

NOTE 8.  RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 6, under which we owe Aerospace $20,335 in royalties as of December 31, 2004. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services totaling approximately $2.9 million for which the Company currently owes Aerospace $283,982 as of December 31, 2004. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired certain individuals previously employed by Aerospace.

NOTE 9.  BANK NOTES PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan which bears interest at 10% per annum and matures on May 15, 2008. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The loan is secured by the assets of the Company and guaranteed by the Company's Chairman and CEO. As of December 31, 2004, the Company had an outstanding principal balance of $878,101 and accrued interest totaled $11,311.

NOTE 10.  STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options were granted under the plan for the periods ended December 31, 2004 and 2003, and since inception (March 20, 2002). Options that were granted under a stock option plan of the Company prior to its merger with USDR Global Aerospace, Ltd. on May 17, 2002 have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", during the periods ended December 31, 2004 and 2003, and since inception (March 20, 2002). In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

On April 10, 2003, the Company adopted the Amended and Restated 2002 Stock Plan (as amended, the "2002 Stock Plan"). Under the 2002 Stock Plan, officers, directors, employees, consultants, advisors and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 30,000,000 shares of the Company's common stock. The options are to be granted at not less than 85% of the fair value of the Company's common stock on the date of the grant. The options generally vest over five years and expire ten years from date of grant. The plan also allows for the granting of a stock award whereby the purchase price of the stock award granted also may not be less than 85% of the fair value of the Company's common stock. In addition the plan allows for the granting of stock bonuses. The terms of the awards and bonuses are to be determined by a committee appointed by the Board of Directors, or in the absence of a committee, by the Board of Directors.

On October 19, 2004, the Company granted 44,380 shares of common stock under the 2002 Stock Plan to a previous employee in lieu of compensation with an award valuation of $10,651, equaling 100% of the fair market value per share on the date of grant of the award.

On October 22, 2004, the Company granted 933,156 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries with an award valuation of $198,762, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized $34,527 as additional non-cash expense for the difference between the fair value of the stock and the salaries due.

The Company has accrued payroll taxes relating to the issuance of common stock in lieu of wages in accrued salaries and expense during the nine months ended December 31, 2004, and the Company recorded $46,387 in other receivables for the employee's portion of the taxes due to the Company.

NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The implementation of the provisions of FIN 46 did not have a significant effect on the Company's interim consolidated condensed financial statement presentation or disclosures.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

NOTE 12.  SUBSEQUENT EVENT

In connection with the SEC matter described in Part II, Item 1, the Company is in settlement discussions with the staff of the SEC. However, no settlement has yet been mutually accepted by the parties involved. Due to the uncertainties inherent in the negotiations, the Company can provide no assurance that it or its officers and directors will settle the matter with the SEC. The Company currently is unable to estimate with reasonable certainty the possible loss or range of loss for this matter.

If the matter does settle and the Company's officers and directors pay certain amounts in settlement, they may be entitled to indemnification by the Company for such amounts. The Company's Amended and Restated Certificate of Incorporation, as amended, provides for the indemnification of officers, directors and agents of the Company to the fullest extent permitted by the Delaware General Corporation Law. The Company does not maintain directors' and officers' liability insurance.

The indemnification provision in the Company's Amended and Restated Certificate of Incorporation may be sufficiently broad to permit indemnification of the Company's officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers and directors pursuant to the foregoing provision, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for such liabilities (other than the payment by the Company for expenses incurred or paid by the Company's officers or directors in the successful defense of the SEC matter) is asserted by the officers or directors, the Company intends to, unless in the opinion of the Company's legal counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether the Company's indemnification of its officers or directors is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of the issue by the court. The Company cannot predict at this time whether any of its officers and directors would seek indemnification from the Company in the event they bear any of the liability in connection with the SEC matter.

PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      This section and other parts of this report on Form 10-QSB by US Global Nanospace, Inc. (the "Company) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

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

OVERVIEW

      We are a development stage company with expertise in the emerging field of nanotechnology. We specialize in identifying, developing, and commercializing advanced products, the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. We are currently focusing our efforts on licensing and marketing the products that we have developed for defense and health and safety applications. Our target customers for these materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulation.

      Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $16,997,823 since inception through December 31, 2004. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In consultation with our Board of Directors, we have identified the following accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

      Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, or SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

      The Chairman and Chief Executive Officer of the Company controls USDR Aerospace, Ltd. ("Aerospace"), a related party, which has licensed its intellectual property to the Company. During the period from May 17, 2002 through May 1, 2003 management was required to estimate the value of the property and services (including product development services) provided to us by

Aerospace. Since inception (March 20, 2002), management estimated that Aerospace provided property and services to us totaling approximately $2.9 million for which, as of December 31, 2004, we owed Aerospace $283,982.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2004 AS COMPARED TO THE QUARTER ENDED DECEMBER 31,
2003

      Our revenues from operations for the quarter ended December 31, 2004 were $40,908 as compared to revenues of $2,152 for the quarter ended December 31, 2003. Our cost of revenues from operations for the quarter ended December 31, 2004 was $14,105 as compared to cost of revenues of $241 from the quarter ended December 31, 2003. This increase in revenues and cost was due to the increase in sales of our products. We anticipate our revenues and cost of revenues to increase over the following period.

      During the quarter ended December 31, 2004, we spent $119,341 on research and development as compared to $622,102 for research and development during the quarter ended December 31, 2003. Of this amount from the quarter ended December 31, 2004, $9,504 was expense we incurred for services in relation to non-cash compensation. We paid our consultants with our common stock in order to conserve cash. Our overall research and development costs declined because we focused on marketing, selling and licensing our existing products during this period.

      During the quarter ended December 31, 2004, we incurred $198,176 in expenses related to general and administrative non-cash compensation as compared to $1,082,180 related to general and administrative non-cash compensation during the quarter ended December 31, 2003. Of this amount from the quarter ended December 31, 2003, $738,435 was non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the fiscal year 2002. We had continued to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. At June 30, 2004, that two-year period had ended. During the quarter ended December 31, 2004, we paid our consultants and employees with our common stock in order to conserve cash.

      During the quarter ended December 31, 2004, other general and administrative expenses totaled $628,206 as compared to other general and administrative expenses of $1,020,447 for the quarter ended December 31, 2003. This decline reflects the implementation of cost cutting measures in salaries and wage expenses. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

      We had an operating loss of $918,920 for the quarter ended December 31, 2004, as opposed to an operating loss of $2,712,818 for the quarter ended December 31, 2003. We had a net loss of $949,510 for the quarter ended December 31, 2004, as compared to a net loss of $2,702,327 for the quarter ended December 31, 2003. The decrease in the operating loss and net loss is primarily attributable to the reduction in research and development costs and the completion of recognizing non-cash general and administrative expenses for deferred compensation and services related to the consulting agreements entered into during the fiscal year 2002.

      Interest expense for the quarter ended December 31, 2004 totaled $30,590 as compared to interest expense totaling $228,694 for the quarter ended December 31, 2003. Interest expense decreased because we reduced the principal on our bank note by $771,899, and the interest rate on this note was lowered. Interest expense also decreased because during the quarter ended December 31, 2003, bank fees totaling $239,185 were forgiven and included in debt restructure.

      During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our existing products. For the quarter ended December 31, 2004, our research and development expenses totaled $119,341. We anticipate that our research and development expenses will be significant as we upgrade and develop our products. We also anticipate that our marketing expenses will be significant as we continue our licensing and marketing efforts.

NINE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

      Our revenues from operations for the nine months ended December 31, 2004 were $440,718 as compared to revenues of $127,831 for the nine months ended December 31, 2003. This significant increase in revenues is attributable to revenues generated under the Kidde Agreement with respect to our All-Clear(TM) product, and an increase in sales of our other products that include our S.A.G.
(TM) turrets, GARDS panels, blast mitigation materials and radomes . Our cost of revenues from operations for the nine months ended December 31, 2004 was $119,763 as compared to cost of revenues of $28,002 for the nine months ended December 31, 2003. The cost of revenues increased because our sales increased and consist primarily of materials and labor. At this stage, we are a development stage research and development company and our past revenues have been minimal. Therefore, we do not have any reliable indicators of future performance and cannot predict whether our revenues will increase or decrease in the future. If and when Kidde achieves sales of our All-Clear product, Kidde will owe us royalties under the Kidde agreement and if and when these royalties are paid as agreed, our revenues should increase accordingly.

      During the nine months ended December 31, 2004, we spent $370,446 on research and development as compared to $1,121,898 for research and development during the nine months ended December 31, 2003. Of this amount from the nine months ended December 31,2004, $9,504 was expense we incurred for services in relation to non-cash compensation. We paid our consultants with our common stock in order to conserve cash. Our overall research and development costs declined because we focused on marketing, selling and licensing our existing products during this period.

      During the nine months ended December 31, 2004, we incurred $743,195 in expenses related to general and administrative non-cash compensation as compared to $2,854,053 related to general and administrative non-cash compensation during the nine months ended December 31, 2003. Of this amount from the nine months ended December 31, 2003, $2,413,587 was non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the fiscal year 2002. We had continued to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. At June 30, 2004, that two-year period had ended. During the nine months ended December 31, 2004, we paid our consultants and employees with our common stock in order to conserve cash.

      During the nine months ended December 31, 2004, other general and administrative expenses totaled $1,744,206 as compared to other general and administrative expenses of $1,782,828 for the nine months ended December 31, 2003. We expect that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

      We had an operating loss of $2,536,892 for the nine months ended December 31, 2004, as opposed to an operating loss of $5,658,950 for the nine months ended December 31, 2003. We had a net loss of $2,658,127 for the nine months ended December 31, 2004, as compared to a net loss of $5,828,408 for the nine months ended December 31, 2003. The decrease in the operating loss and net loss is attributable to the reduction in research and development costs, and also the completion of recognizing non-cash general and administrative expenses for deferred compensation and services related to the consulting agreements entered into during the fiscal year 2002.

      Other income (expense) for the nine months ended December 31, 2004 totaled $121,235 as compared to $169,458 for the nine months ended December 31, 2003. Interest expense decreased because we have reduced the principal on our bank note by $771,899, and the interest rate on this note was lowered. Interest expense also decreased because during the nine months ended December 31, 2003, bank fees totaling $239,185 were forgiven and included in debt restructure.

      During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our existing products. For the nine months ended December 31, 2004, our research and development expenses totaled $370,446. We anticipate that our research and development expenses will be significant as we upgrade and develop our products. We also anticipate that our marketing expenses will continue to be significant as we continue our licensing and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had cash on hand of $4,678. Since our inception, we have incurred significant losses, and as of December 31, 2004 we had an accumulated deficit of $16,997,823. We have not achieved profitability and anticipate that we will continue to incur net losses through the end of our fiscal year ending March 31, 2005. We expect that our research and development and general and administrative expenses will continue to be significant, and as a result we will need to generate significant revenue to achieve profitability.

      From our inception through December 31, 2004, we have financed our operations in the amount of $1,650,000 from a bank, loans in an amount of $2,929,105 from third parties, existing shareholders and directors and $581,066 of revenues. Our primary source of cash during the nine months ended December 31, 2004 was loans totaling $434,660 and revenues totaling $440,718. As of December 31, 2004, we had outstanding balances under loan agreements of $1,211,876, consisting of $110,028 under a loan agreement with USDR Aerospace, Ltd., $193,682 under a loan agreement with USDR(NV), Inc., $18,754 under a loan agreement with an existing shareholder, and $878,101 principal balance and accrued interest of $11,311 under a loan agreement with a bank. The bank loan is secured by our assets and guaranteed by our Chairman and Chief Executive Officer, and matures in May 2008. We have no borrowing capacity under this bank loan.

      Net cash used in operating activities in the nine months ended December 31, 2004 was $122,599 as compared to $127,525 in the nine months ended December 31, 2003. The primary uses of cash for the nine months ended December 31, 2004 consisted of general operating costs and reducing our bank note payable.

      In order to conserve our cash, the officers and employees of the Company have been deferring their salaries and accepting shares of our common stock in lieu of cash.

      We do not manufacture or distribute our products on a commercial scale. Under the Kidde Agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear(TM) product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of our products. We cannot be certain, however, that sales or licensing of our products will ever generate enough revenues to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales or licenses, we will be required to seek financing from our largest shareholder, who has provided financing and a loan guarantee for us in the past. The shareholder is under no obligation to provide such funds. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

      During the nine months ended December 31, 2004, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $1,385,440, accounts payable totaling $419,938, and wages totaling $589,534.

      The use of nanotechnology is a novel and unproven business model, which may or may not be successful and will ultimately depend on demand for such products and cost-effectiveness of manufacturing. We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products will evolve, or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The implementation of the provisions of FIN 46 did not have a significant effect on the Company's interim consolidated condensed financial statement presentation or disclosures.

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet transactions.

Risks Associated With Our Business

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HAD LIMITED OPERATIONS TO DATE, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF OUR BUSINESS CAN BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, YOUR SECURITIES MAY BECOME WORTHLESS.

      Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the fiscal year ended March 31, 2004 we had a net loss of $7,285,341. Our accumulated deficit since inception through December 31, 2004 was $16,997,823.

SOME OF OUR PRODUCTS ARE STILL BEING DEVELOPED AND, AS YET, THEY ARE UNPROVEN, THEREFORE, WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

      Our current business model depends on generating revenue through sales of our products. Some of these products are in varying stages of development and testing. Some products have not been proven. If we cannot successfully develop and prove our products, we may not become profitable and the securities you acquire may become worthless.

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

WE HAVE RECEIVED A WELLS NOTICE FROM THE SEC FOR CERTAIN PRIOR PUBLIC STATEMENTS. WE CANNOT PREDICT THE OUTCOME OF THIS MATTER. IT COULD RESULT IN A CIVIL ACTION INVOLVING, AMONG OTHER THINGS, MONETARY RELIEF FROM US OR OUR OFFICERS AND DIRECTORS. ANY SUCH DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

      On January 3, 2005, we received a "Wells Notice" from the staff of the U.S. Securities and Exchange Commission (the "SEC") in connection with the previously announced SEC informal inquiry regarding certain prior public statements made by us. The "Wells Notice" notified us that the SEC staff intends to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of U.S. securities laws.

      We are cooperating with the SEC in this matter, and are in settlement discussions with the staff of the SEC. However, we cannot predict the outcome of this matter, or when a negotiated resolution, if any, may be reached and the likely terms of such a resolution.

      Any civil action or any negotiated resolution may involve, among other things, equitable relief, including material penalties, which could have a material adverse effect on our business, results of operations and financial condition.

THE SUCCESS OF OUR BUSINESS REQUIRES ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE. IF A DEMAND FOR OUR PRODUCTS DOES NOT DEVELOP, OUR BUSINESS WILL BE UNSUCCESSFUL AND YOU MAY LOSE YOUR ENTIRE INVESTMENT.

      The use of nanotechnology is a novel and unproven business model, which may or may not be successful and will ultimately depend on demand for our products. Our ability to grow and sustain our business is dependent upon our ability to gain significant acceptance of our products, primarily in the defense and health and safety markets. Without significant acceptance in these markets, we will not be able to achieve and sustain profitable operations and your securities will likely become worthless. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

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

      o We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our products and bring them to market; and

      o Even if we are able to develop our products and bring them to market, we may not earn enough revenue from the sales of our products to cover the costs of operating our business.

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

      Until we are able to generate significant revenues from the sale of our products, we will require financing for our operations. We cannot assure you that funds will be available to us on favorable terms, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our shareholders. Unavailability of funds could have a material adverse effect on our ability to continue our operations. If we were not able to continue our operations, your securities could become worthless.

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

      o attract, integrate and retain qualified marketing and sales representatives; and

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

THERE IS A LIMITED ACTIVE PUBLIC MARKET FOR OUR SECURITIES, SO YOU MAY NOT BE ABLE TO LIQUIDATE YOUR SECURITIES IF YOU NEED MONEY.

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

PART 1 - ITEM 3 CONTROLS AND PROCEDURES


      Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of the nine months ended December 31, 2004 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with the Securities and Exchange Commission's rules and forms.

      There were no changes in our internal controls over financial reporting identified in management's evaluation during third quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of their evaluation.

PART II

      ITEM 1. LEGAL PROCEEDINGS

      On January 3, 2005, we received a "Wells Notice" from the staff of the U.S. Securities and Exchange Commission (the "SEC") in connection with the previously announced SEC informal inquiry regarding certain prior public statements made by us. The "Wells Notice" notified us that the SEC staff intends to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of U.S. securities laws. Under the SEC's procedures, we and our officers and directors availed ourselves of the opportunity to make a "Wells Submission" and responded to the SEC staff. We and our officers and directors continue to cooperate with the SEC toward resolving this matter, and we are in settlement discussions with the staff of the SEC. However, no settlement has yet been mutually accepted by the parties involved.

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

      ITEM 5. OTHER INFORMATION

      On December 30, 2004, we entered into an agreement with USDR(NV), Inc. to extend the maturity date of an existing loan for amounts up to $500,000, from December 31, 2004 to February 28, 2005. Our Chairman and C.E.O. controls USDR(NV), Inc. The loan bears interest at 10% per annum. We owe USDR (NV), Inc. $193,682, including interest, as of December 31, 2004 under this loan agreement.

      On December 30, 2004, we entered into an agreement with USDR Aerospace, Ltd., a related party, to extend the maturity date of an existing loan for amounts up to $100,000, from December 31, 2004 to February 28, 2005. Our Chairman and C.E.O. controls USDR Aerospace, Ltd. The loan bears interest at 10% per annum. We owe USDR Aerospace, Ltd. $110,028, including accrued interest, as of December 31, 2004 under this loan agreement.

      ITEM 6. EXHIBITS

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

10.14 Promissory Note in the amount of $13,000 dated May 9, 2003 in favor of Julie Seaman (5)

10.15 Promissory Note in the amount of $125,000 dated June 6, 2003 in favor of U.S.D.R. (NV), Inc. (5)

10.16 Master Agreement by and between Y2-Ultra-Filter, Inc. and the Company dated June 19, 2003 (6)

10.17 Promissory Note and Commercial Security Agreement between the Company and Western Security Bank dated June 30, 2003 (4)

10.18 Patent and Technology License Agreement dated July 24, 2003 between the Company and TIAX, LLC (11)

10.19 Promissory Note in the amount of $500,000 dated August 7, 2003, as amended on December 19, 2003, in favor of John Robinson (9)

10.20 Amendment No. 1 dated October 3, 2003 to Patent and Technology License Agreement between the Company and TIAX LLC (11)

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

10.24 Promissory Note in the amount of $195,649.94 dated January 27, 2004 in favor of Steve Squires (7)

10.25 Agreement to Convert Debt between the Company and John Robinson dated April 23, 2004(9)

10.26 Agreement to Convert Debt between the Company and Julie Seaman dated April 23, 2004 (9)

10.27 Change in Terms Agreement dated June 11, 2004 to Promissory Note in the amount of $500,000 in favor of U.S.D.R. (NV), Inc. (9)

10.28 +Distribution Agreement between the Company and Vitusa Products, Inc. dated as of June 25, 2004 (10)

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

10.34 Agreement to Convert Debt between the Company and Robin Bailey dated August 3, 2004 (9)

10.35 +Development and License Agreement between the Company and Kidde Fire Fighting Inc. dated August 13, 2004 (8)

10.36 Change in Terms Agreement between the Company and Western Security Bank dated September 30, 2004 (9)

10.37 Change in Terms Agreement dated October 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV) (9)

10.38 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV).

10.39 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd..

14    Code of Ethics (7)

31.1  Certification by Chief Executive Officer

31.2  Certification by Chief Financial Officer

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

(5) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on September 10, 2003.

(6) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003.

(7) Incorporated by reference from a Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2004.

(8) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on August 17, 2004.

(9) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(10) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on November 16, 2004.

(11) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on February 9, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              US GLOBAL NANOSPACE, INC.


                              By: /s/ John Robinson
                                  ----------------------------------------
Date: February 25, 2005           John Robinson, Chief Executive Officer


                              By: /s/ Julie Seaman
                                  ----------------------------------------
Date: February 25, 2005           Julie Seaman, Chief Financial Officer