Form 10QSB/A
period 2004-09-30
US GLOBAL NANOSPACE  INC
filed 2005-06-01
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2005 the issuer had 109,371,674 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [_] No [X]

This amendment to the Quarterly Report on Form 10-QSB of US Global Nanospace, Inc. for the quarter ended September 30, 2004 is being filed solely for the purpose of amending certain disclosure relating to the Development and License Agreement entered into on August 13, 2004, portions of which are subject to a confidential treatment request. The revised disclosure appears in Part 1 - Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The first paragraph under the section titled RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003 which states:

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

is hereby deleted and is replaced with the following:

         Our revenues from operations for the quarter ended September 30, 2004 were $305,121 as compared to revenues of $72,505 for the quarter ended September 30, 2003. This significant increase in revenues is attributable to revenues generated under the Development and License Agreement we entered into with Kidde Fire Fighting Inc. on August 13, 2004, pursuant to which we agreed with Kidde to develop, produce, market and commercialize decontaminant foam products. This agreement required Kidde to pay us a license fee in the amount of $100,000 and a fee in the amount of $100,000 in consideration for the assignment of the trademark, "All-Clear(R)". These fees were paid in two equal installments. As required by the agreement, the first installment was paid in August 2004 and the second installment was paid in November 2004. Pursuant to the agreement, we are responsible for formulating existing products and Kidde is responsible for developing manufacturing processes relating to the existing products. The term of the agreement began on August 13, 2004 and will continue until the later of 10 years or the date on which the manufacture, use or sale of any product developed pursuant to the agreement would no longer infringe a valid claim of patent rights (if any exist) held by us, alone, or with Kidde. If a competitor develops a similar product that eliminates the possibility that the product we developed can compete with such product, we and Kidde will mutually terminate the agreement over a six month period. The product has been developed and tested and is being marketed internationally to foreign governments, militaries and companies and has been presented to the U.S. Department of Homeland Security and the U.S. Department of Defense. Before the product can be marketed and sold in the United States other than to the U.S. Department of Defense, an application for registration of the product must be submitted to the EPA. All anticipated efficacy testing has been completed and the product is undergoing toxicity testing to support this application. Once the application is formally submitted, which should occur after toxicity testing is complete, we believe that it could take at least eight months to receive approval of the labeling for use on the product and final EPA registration. If Kidde is able to successfully market the product, we would earn royalties on the number of products sold in a Kidde fiscal year, as defined in the agreement. The royalties are computed on the number of products sold and do not include reductions for expenses associated with the production, marketing and sale of the product. To date, we have earned no royalties from this agreement. Our cost of revenues from operations for the quarter ended September 30, 2004 was $32,387 as compared to cost of revenues of $19,918 from the quarter ended September 30, 2003.

         US Global Nanospace, Inc. also revises this Quarterly Report on Form 10-QSB to reincorporate the Development and License Agreement from the amendment to Current Report on Form 8-K filed on June 1, 2005.

ITEM 6.  EXHIBITS

Exhibits

Exhibit 10.35 Development and License Agreement between the Company and Kidde Fire Fighting, Inc. dated August 13, 2004. The Company has omitted certain portions of this exhibit pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission. (1)

Exhibit 31.1    Certification by Chief Executive Officer

Exhibit 31.2    Certification by Chief Financial Officer

Exhibit 32.1    Certification pursuant to 18 U.S.C. section 1350

(1) Incorporated by reference from the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 1, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            US GLOBAL NANOSPACE, INC.



                                     By: /s/ John Robinson
                                        ----------------------------------------
Date:  June 1, 2005                     John Robinson, Chief Executive Officer




                                     By: /s/ Julie Seaman
                                        ----------------------------------------
Date:  June 1, 2005                     Julie Seaman, Chief Financial Officer