Form 10KSB
period 2005-03-31
US GLOBAL NANOSPACE  INC
filed 2005-07-25
CIK 1001111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2005
                           Commission File No. 0-23339

                            US GLOBAL NANOSPACE, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                                13-3720542
-------------------------------                              -------------------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|; No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $716,201

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,851,492 as of July 7, 2005.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At July 7, 2005, a total of 114,185,178 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

                                TABLE OF CONTENTS

PART I
                                                                            Page

Item 1.   Description of Business                                              3

Item 2.   Description of Property                                              9

Item 3.   Legal Proceedings                                                    9

Item 4.   Submission of Matters to a Vote of Security Holders                  9

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters             9

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 7.   Financial Statements                                                16

Item 8.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                17

Item 8a.  Controls and Procedures                                             17

Item 8b.  Other Information                                                   17

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   17

Item 10.  Executive Compensation                                              19

Item 11.  Security Ownership of  Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     19

Item 12.  Certain Relationships and Related Transactions                      20

Item 13.  Exhibits                                                            20

Item 14.  Principal Accountant Fees and Services                              23

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

      US Global Nanospace, Inc. (referred to in this report as "USGN", "the Company", "we", "us" or "our") is a development stage company with expertise in the emerging field of nanotechnology. Through March 31, 2005, the end of our fiscal year, our operations included research and development of our products and intellectual property, designing and building prototype materials, and forming strategic partner alliances for licensing, manufacturing, and marketing our products.

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

      On March 30, 2001, we consummated a private placement of 90,000 shares of our common stock to Raymond Bills, a previously unaffiliated accredited investor. Mr. Bills paid $250,000 in consideration for the issuance. After giving effect to the transaction and including 30,563 previously issued and outstanding shares of common stock, Mr. Bills was the beneficial owner of approximately 75% of our issued and outstanding common stock. In connection with the transaction, Mr. Bills joined our board of directors. Concurrently, four of the five members of the board resigned. Ian Rice also joined the board of directors, serving as its chairman.

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

            John Robinson, the Chairman and Chief Executive Officer of USDRGA, as our Chairman of the Board and Chief Executive Officer;

            Gerald Wiener, the President and Chief Operating Officer of USDRGA, as our President;

            Gaddy Wells, the Secretary of USDRGA, as our Secretary; and

            Julie Seaman, the Treasurer and Chief Financial Officer of USDRGA, as our Treasurer.

      In addition, subject to and effective upon compliance with Rule 14f-1 under the Securities Exchange Act of 1934, Rice and Bills resigned as our directors and appointed Robinson, Wiener, Wells and Seaman as our new board of directors. Effective June 14, 2002, Mr. Wells resigned his positions as an officer and future director of USGN, as well as his positions as an officer and director of USDGRA, as a result of issues regarding potential conflicts of interest. Effective June 17, 2002, Ms. Seaman was appointed as Secretary of USGN, in addition to being Treasurer and a director of USGN. Effective July 29, 2002, Mr. Wiener resigned as a director and as President of USGN, and as the President and Chief Operating Officer of USDRGA. As of the date of this report, the officers and directors of USGN are as follows: John Robinson, Chief Executive Officer and Chairman of the Board, and Julie Seaman, Chief Financial Officer, Secretary and Treasurer.

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

OUR BUSINESS

      US Global Nanospace, Inc. is a development stage company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. Our products include optimized polymer and organic materials and nanofibers, advanced filtration systems for air, water, and cigarettes, biological and chemical decontaminants, and blast mitigation and fire protection materials. We are currently focusing our efforts on licensing and marketing the products that we have developed for defense, security, and health and safety applications. Our target customers for these materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulations.

OUR PRODUCTS

      Our products include the following:

GARDS -GUARDIAN ANTIBALLISTIC REPLACEMENT DOOR SKINS

      The Guardian Antiballistic Replacement Door Skin (GARDS) for the AM General High Mobility Multipurpose Wheeled Vehicle ("HMMWV", commonly pronounced Hum-Vee) are lightweight and flexible antiballistic panels designed to protect vehicle occupants in elevated-threat locations.

      GARDS are designed to be attached in the field to the interior of the existing HMMWV doorframe, upgrading threat level protection to NIJ Level IIIA or higher, providing for an increase in protection from small arms fire, projectiles, fragmentation and shrapnel when compared to the original equipment fabric doors. GARDS are designed to be installed in fifteen minutes. They weigh as little as six pounds per panel, require no maintenance and as the original door structure and canvas cover remain intact, are intended to be unnoticeable from the outside of the vehicle. GARDS' strength, durability and low weight is a result of US Global's G-Lam anti-ballistic material. G-Lam is created with a process that results in mechanical properties that, to our knowledge, are far superior to common anti-ballistic composite materials. GARDS are designed to provide maximum protection against specific ballistic threats, fragmentation and shrapnel. G-Lam is also designed to be impervious to petroleum distillates and maintain performance at temperatures in excess of 400 degrees Fahrenheit.

RADOME AND RADOMEX IMPACT RESISTANT AIRCRAFT RADOME

      We have developed radomes, a protective fairing typically found on aircraft that is used to protect radar antenna, that are designed to allow efficient radar signal transmission. A fairing is a structure whose primary function is to produce a smooth outline and to reduce drag as on an airplane. This product is available in limited quantities. We are currently supplying this standard composite radome for the Bell 212/412 and the Agusta AB212/412 series military and commercial helicopters to Agusta Aerospace and Bell Helicopter. In addition, we have developed materials suitable for producing an impact resistant\ballistic resistant radome, or RadomeX. RadomeX is designed to provide variable threat ballistic protection to the flight crew, the radar equipment and the aircraft while allowing the radar to operate. RadomeX products are currently under development, and we anticipate further development of RadomeX in the foreseeable future.

SAV-A GUNNER (SAG) HMMWV TURRET

      The S.A.G. Turret has been designed as a durable, lightweight shielded turret offering protection against specific ballistic threats, fragmentation and shrapnel for the HMMWV.

      The S.A.G. Turret weighs approximately 160 pounds and offer rapid rotational capability. The S.A.G. Turret is approximately 4 feet in diameter, is designed to interface precisely with military HMMWV rotating turret rings and is designed to be installed by two people in less than one hour using common hand tools. USGN's proprietary G-Lam material used in the turret is designed to be impervious to petroleum distillates and to maintain performance at temperatures in excess of 400 degrees Fahrenheit.

BLAST-X EXPLOSION MITIGATION MATERIAL

      Blast-X is a lightweight blast mitigation material that may be manufactured in various mediums, including flat panels, conformable panels, and cast shapes. Blast-X integrates blast mitigation and containment technologies into a single unit or system of products that are designed to reduce risk to persons and property, preserve forensic evidence, increase safety in work environments, and prevent sympathetic detonation in munitions containers. Sympathetic detonation is the detonation of one explosive item by exploding another explosive item adjacent to it.

      Blast-X is comprised of two distinct components; a mitigation medium to attenuate explosive shock waves, reduce initial shock pressure levels and minimize fire as it interacts with the heat and pressure of the blast environment; and a back panel made of USGN's G-Lam anti-ballistic/anti-fragment material to contain blast fragments and debris.

      Blast-Cast is a castable blast mitigation product designed for munitions containers, munitions storage facilities, and any application where blast mitigation and more specifically sympathetic detonations are a concern. Blast-Cast is a custom manufactured solution molded in myriad forms per customer specifications.

      The components in Blast-X can also be used separately or spaced, depending on the definition of threat while considering new construction or retrofits. The blast mitigation portion of Blast-X is more appropriately placed as near as possible to the blast source; while the fragment barrier portion can be placed closer to the areas that are to be protected (e.g. occupied rooms and critical equipment).

ALL-CLEAR

      All-Clear is designed for the neutralization of chemical and biological weapons and contaminants. All-Clear utilizes a nano-encapsulation (a method of creating and utilizing extremely small protective capsules/casings to enhance and stabilize enzyme reactivity) enzyme developed by The Edgewood Chemical Biological Center formerly Soldier and Biological Chemical Command. The nano-encapsulation process provides for enhanced efficacy and long shelf life. All-Clear was designed for military decontamination applications, as well as for use by fire/emergency personnel, law enforcement agencies, or other first responders to terrorist, hazardous materials (HAZMAT), or other emergency incidents.

      We believe the advantages of All-Clear Chem/Bio Decon Foam include the use of fast acting benign ingredients, non-hazardous residuals, non-oxidizing action, no flight restrictions, and expandability for new applications. To our knowledge, All-Clear is the first environmental and surface friendly decontaminant that is highly effective in eliminating chemical and biological warfare agents, such as Sarin and Anthrax. The foam is developed to neutralize agents without the harmful effects that most chlorine and oxidizing decontamination agents have on sensitive apparatus like landing gear and brake assemblies. Unlike other decontamination products that rely on chemical reactions to oxidize agents, this two-part product uses an enzyme to selectively destroy nerve agents and a biocide mixture to sterilize biological agents, including anthrax spores.

      The foam's active ingredients are not rapidly depleted by reaction with other materials, such as dirt and grease, resulting in a long-lasting product. The foam can be dispensed using commonly available fire-fighting equipment in addition to numerous readily available commercial applicators.

      The worldwide market for decontamination solutions is emerging and is expected to become significant as government agencies and emergency services establish contingency plans and preparedness for chemical or biological attack.

      We intend to expand the commercial market for All-Clear beyond terrorist response to include treating industrial and infectious waste and the decontamination of aircraft and vehicles arriving from quarantine areas, as well as agricultural applications such as treating livestock areas to destroy and prevent the spread of infectious diseases in animals.

      All-Clear has been developed pursuant to the agreement with Kidde Fire Fighting, Inc. and is being marketed internationally to foreign governments, militaries and companies and has been presented to the U.S. Department of Homeland Security and the U.S. Department of Defense. Before it can be marketed and sold in the United States other than to the U.S. Department of Defense, an application for registration of the product must be submitted to the EPA specifically necessitating registration either as a sterilant or as a newly proposed anthrax inactivation formula. All efficacy and toxicity testing has been completed and the application will be submitted to the EPA by the end of July 2005. Once the application is formally submitted, we believe that it could take at least eight months to receive approval of the labeling for use on the product and final EPA registration. All-Clear has successfully passed the Boeing Series D6-17487, Revision P, corrosion test for use of foam on aircraft exteriors. This was required to prove non-corrosive capability and is key for Air Forces and commercial airlines worldwide. Internationally, All-Clear is currently being evaluated by the Canadian DOD and several European, Asian and Middle Eastern countries.

NANOFILTERCX

      NanofilterCX is designed to offer a high-efficiency mechanical filtration means for reduction of cigarette smoke toxins. We believe it features cost-effective pricing in comparison to current common cigarette filters, feasible integration into the manufacturing process, consistent smoking action and taste, and a reduction of smoke toxin levels. This ability to filter toxins without negatively affecting flow or requiring excessive air dilution results from the slip-flow effect of the biodegradable nanofiber filter medium. This effect increases flow across the filter fiber surface to provide for higher diffusion, interception and retention of smoke toxins and dangerous particulate matter. Other filter products in the category of Less Harmful Cigarettes (LHCs) or Reduced-Risk Cigarettes are anticipated to be chemical-based and may require lengthy government approvals to evaluate any residual ingestion effects of the chemical additives. Due to its purely mechanical filtering action, NanofilterCX is designed to eliminate such residual ingested effect to the smoker.

      In addition to the direct benefit to smokers of reducing toxins, NanofilterCX is anticipated to be manufactured from a variety of polymers to optimize biodegradability. The NanofilterCX is still under development and we have not sold any to date.

NANOFILTER PATHOGEN/ALLERGEN AIR FILTER PURIFICATION SYSTEMS

      The core of USGN's NanoFilter technology was initially developed for NASA for use during extended crewed space flight applications lasting in excess of 120 days, to provide ultra-fine particulate matter air filtration and purification.

      The Nanofilter is comprised of advanced polymeric nanofiber combined with a patented particle stimulation mechanism. The result is an optimized porous nanofilter media that is enveloped with an electronic field causing the airborne particulate matter to move in a churning motion perpendicular to the airflow direction without ionization, thus significatly enhancing the London/Van der Waals force interaction (a type of particle attraction), resulting in a super-efficient air filtration and purification system to effectively capture bacteria, viruses, smoke, dust, odorants, and other sub-micron sized particulate matter.

      Unlike traditional filter technology that rely on more restrictive filter elements and reduced flow rates in order to catch smaller particles, nanofilter technology provides nearly unrestricted air-flow, minimal pressure drop, and a substantial increase in energy efficiency. Applications for this technology currently exist in industrial, commercial, and residential buildings, as well as mass transit vehicles. The Nanofilters are still under development and we have not sold any to date.

DISTRIBUTION/MANUFACTURING

      We do not manufacture or distribute our products on a commercial scale, nor do we intend to manufacture or distribute our products in the foreseeable future on a commercial scale. We work with industry-leading companies described below to facilitate the development and marketing strategy of our technologies and products.

      Kidde Fire Fighting, Inc.

      Under the Development and License Agreement between the Company and Kidde Fire Fighting, Inc. dated as of August 13, 2004, we agreed with Kidde to develop, produce, market and commercialize decontaminant foam products. This agreement required Kidde to pay us a license fee in the amount of $100,000 and a fee in the amount of $100,000 in consideration for the assignment of the trademark, All-Clear. These fees were paid in two equal installments. As required by the agreement, the first installment was paid in August 2004 and the second installment was paid in November 2004. Pursuant to the agreement, we are responsible for formulating existing products and Kidde is responsible for developing manufacturing processes relating to the existing products. The term of the agreement began on August 13, 2004 and will continue until the later of 10 years or the date on which the manufacture, use or sale of any product developed pursuant to the agreement would no longer infringe a valid claim of patent rights (if any exist) held by us, alone, or with Kidde. If a competitor develops a similar product that eliminates the possibility that the product we developed can compete with such product, the agreement would be mutually terminated over a six month period. The All-Clear product has been developed and tested and is being marketed internationally to foreign governments, militaries and companies and has been presented to the U.S. Department of Homeland Security and the U.S. Department of Defense. Before it can be marketed and sold in the United States other than to the U.S. Department of Defense, an application for registration of the product must be submitted to the EPA specifically necessitating registration either as a sterilant or as a newly proposed anthrax inactivation formula. All efficacy and toxicity testing has been completed and the application will be submitted to the EPA by the end of July 2005. Once the application is formally submitted, we believe that it could take at least eight months to receive approval of the labeling for use on the product and final EPA registration. All-Clear has successfully passed the Boeing Series D6-17487, Revision P, corrosion test for use of foam on aircraft exteriors. This was required to prove non-corrosive capability and is key for Air Forces and commercial airlines worldwide. Internationally, All-Clear is currently being evaluated by the Canadian DOD and several European, Asian and Middle Eastern countries. If Kidde is able to successfully market the product, we would earn royalties on the number of products sold in a Kidde fiscal year, as defined in the agreement. The royalties are computed on the number of products sold and do not include reductions for expenses associated with the production, marketing and sale of the product.

      Vitusa Products, Inc.

      On June 25, 2004, we entered into a distribution agreement with Vitusa Products, Inc. pursuant to which we granted Vitusa a worldwide, non-exclusive right to distribute our NanofilterCX material for use in tobacco filtration. The agreement does not provide minimum purchase requirements. The term of the agreement is until December 31, 2004 and thereafter automatically renews for additional one-year terms, unless one of the parties terminates the agreement with at least a 45-day prior written notice of termination. Pursuant to the agreement, we may require Vitusa to meet sales goals if we provide 30-day prior written notice to Vitusa of such goals and Vitusa has not rejected the goals in writing delivered to us.

      In addition, we are in the process of negotiating licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products or technology on a commercial scale worldwide. We are also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of our products.

      We will continue to use consultants knowledgeable in the industries we target to market and obtain orders.

COMPETITION

      Nanotechnology is an emerging industry. We believe that the global number of development-stage companies involved in the development of nanomaterials will continue to grow and they may represent competitive risks in the future. Some of these development stage companies, especially in other countries, are receiving significant government assistance.

      We face current and potential competition from companies that develop products for similar uses, as well as the in-house capabilities of several of our potential customers, such as the military. Many of these competitors are larger, more diversified and better capitalized than we are. Competitive companies pose risks to us because they may have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing, marketing and distribution capabilities.

      We have a continuing need for skilled and professional individuals for the research and development of our products. The demand for individuals with specialized engineering and technical skills is high and we anticipate that it will remain so for the foreseeable future. In our attempt to compete with other companies with similar hiring needs, we may incur increased labor, recruiting or training costs so as to have access to the required skills.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

      The raw materials used to produce our products are easily obtained from multiple sources at competitive prices. If any of these supply sources becomes unavailable, we believe that we would be able to secure alternate supply sources within a short period of time and with minimal or no disruption.

INTELLECTUAL PROPERTY

      If we consider it to be advantageous, we may apply for patents as our products are developed, or we may enter into license agreements for technologies that we believe are synergistic to our products, or that expand the range of our products. At this time, we do not believe that our business would be materially affected by the expiration of any patents, if they are issued.

      On June 3, 2005, we filed a joint provisional patent application with Kidde directed to a new decontaminant product jointly developed by us and Kidde. We previously entered into a license agreement with TIAX, LLC on an exclusive basis for technology related to a decontamination system we hoped would be usable for our All-Clear product. By letter dated May 27, 2005, TIAX notified us that TIAX believed that we were in default under this agreement for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the agreement, the agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, we responded to TIAX, stating that we disagreed with TIAX's assessment of the amounts due TIAX under this agreement. We also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by us and Kidde, and that we did not believe that this new product was subject to our agreement with TIAX. We made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by us from Kidde. On July 19, 2005, TIAX rejected our counter-proposal to modify the payment terms of the agreement and notified us that TIAX will exercise its right to terminate the agreement, unless we pay $196,344 in full by August 18, 2005. Of this $196,344, we have received invoices from TIAX in an aggregate amount of approximately $165,000 that we have entered as accounts payable in our financial statements for the fiscal year ended March 31, 2005, although we dispute this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, we are taking the position that the agreement has already terminated as of June 28, 2005. It is our understanding that TIAX disagrees with this position. It is possible that this dispute may result in litigation initiated by TIAX. We believe that the product that Kidde is producing under license from us comprises a new formula that is the intellectual property of the Company and Kidde.

      We have applied for registration of two marks, ALL-CLEAR (word mark) and ALL-CLEAR (design mark) with the United States Patent and Trademark office. Under the Development and License Agreement between the Company and Kidde Fire Fighting, Inc. dated as of August 13, 2004, we have assigned our interest in both of these registration applications to Kidde. On June 14, 2005, a Notice of Allowance for the All-Clear word mark was received from the United States Patent and Trademark Office and we expect the registration to be completed in the near future. The All-Clear design mark application is pending and to date, we have not received a Notice of Allowance for this trademark.

      The discoveries or technologies covered by the patent applications may not have commercial value. Also, if patents are issued, they may not provide commercially meaningful protection against competitors. Other parties may be able to design around the issued patents or independently develop technology, having effects similar or identical to our technology. In addition, the scope of the patent applications is subject to uncertainty and competitors or other parties may obtain similar patents of uncertain scope. For example, other parties may discover uses for chemical and/or biological decontamination systems or technology different from the uses covered in our patent applications, and these other uses may be separately patentable.

GOVERNMENT REGULATION

      The development of our products may be subject to government regulation. For example, the use of our All-Clear product as a biological decontamination product is regulated by the U.S. Environmental Protection Agency and requires EPA approval prior to sale and marketing in the U.S., except possibly for sales to the U.S. Department of Defense. The EPA estimates that it may take up to eight months to obtain approval from submittal of the application. If All-Clear is used as a hospital disinfectant or sterilizer or for other biological contaminants, the registration process with the EPA is estimated to take 120 days from submittal of the application. The efficacy and toxicity testing of All-Clear has been completed and the application will be submitted to the EPA by the end of July 2005.

      Sales of our potential products internationally may be governed by the International Traffic in Arms Regulations, the Export Administration Regulations, the Patriot Act and the Bioterrorism Safety Act. Although these laws and regulations do not restrict those present foreign sales programs, there can be no assurance that future changes to these regulatory regimes will not affect or limit our foreign sales.

RESEARCH AND DEVELOPMENT

      Research and development is a critical component of our business and is ongoing. We spent $526,746 on research and development during the last fiscal year and $1,264,867 during the fiscal year ended March 31, 2004. Our research and development costs will continue to be substantial.

EMPLOYEES

      We currently have 2 full-time employees. Depending on the project, we also retain the services of between 12 and 17 consultants.

ITEM 2. DESCRIPTION OF PROPERTY

      Our corporate office is located in Carson City, Nevada. However, because the majority of our existing research and technical support people reside in Texas, we lease approximately 39,000 square feet of industrial space on 2.4 acres, located at 1016 Harris Road, Arlington, Texas, at a gross rental rate of $11,000 per month, which is market rate. The lease term ends on May 31, 2006. The property is in satisfactory condition for USGN's operations. USGN expects that the property will be adequate for its needs for the lease term.

ITEM 3. LEGAL PROCEEDINGS

      On January 3, 2005, we received a Wells Notice from the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of U.S. securities laws. The SEC's concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have been in ongoing dialog with the SEC, and have prepared and submitted initial and supplemental Wells Submissions in response to the Wells Notice. The SEC has also recently issued subpoenas to us seeking information and testimony regarding the technology incorporated into our products, which we are in the process of supplying. Notwithstanding receipt of the Wells Notice and the information and testimony currently being sought, we have cooperated and continue to cooperate with the SEC, and are actively seeking a negotiated settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                         PERIOD               HIGH         LOW
                                         --------------      ------      ------

      Fiscal Year Ended March 31, 2005   First Quarter       $0.760      $0.250
                                         Second Quarter      $0.430      $0.170
                                         Third Quarter       $0.350      $0.140
                                         Fourth Quarter      $0.250      $0.100

      Fiscal Year Ended March 31, 2004   First Quarter       $0.031      $0.005
                                         Second Quarter      $0.510      $0.130
                                         Third Quarter       $1.390      $0.120
                                         Fourth Quarter      $3.050      $0.610

HOLDERS

      There were approximately 146 stockholders of record of common stock as of July 7, 2005.

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

      On January 25, 2005 we issued 1,000,000 shares of common stock to Western Security Holding Co. Ltd., an affiliate of Western Security Bank, for an aggregate cash purchase price of $150,000, equaling 85% of the fair market value per share on the date of issuance. The 1,000,000 shares were issued to Western Security Holding Co. Ltd. who qualified as an accredited investor, as that term is defined in the Securities Act of 1933. We relied on the exemption provided by section 4(2) of the Securities Act of 1933, as amended, to issue the stock in this transaction. The following conditions were all met with respect to this issuance: (1) we did not advertise this issuance in any public medium or forum,
(2) we did not solicit any investors with respect to this issuance, (3) we did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, and
(5) neither we nor the investor paid any fees to any finder or broker-dealer in conjunction with this issuance.

      From July 2004 through March 2005, we issued a total of 121,787 shares having a total value of $25,288, to attorneys for legal services. From September 2004 through January 2005, we issued a total of 135,128 shares having a total value of $24,960, to individuals for business consulting services. We relied on the exemption provided by section 4(2) of the Securities Act of 1933, as amended, to issue the stock in these transactions. The recipients of these shares represented their intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through relationships, to such information.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLAN

      Set forth in the table below is information regarding awards made through compensation plans or arrangements through March 31, 2005, the most recently completed fiscal year.

----------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    exercise price of         plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
----------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders               0(1)                   N/A                  3,371,131(1)
----------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Not Approved by Security
Holders                                    N/A                    N/A                        N/A
----------------------------------------------------------------------------------------------------------

(1) As of March 31, 2005, no options, warrants or rights were granted under the US Global Nanospace, Inc. Amended and Restated 2002 Stock Plan, however, we have awarded 26,628,869 shares of common stock to officers, employees and consultants in exchange for services rendered to us. Therefore, as of March 31, 2005 there was available for future issuance under the US Global Nanospace, Inc. Amended and Restated 2002 Stock Plan 3,371,131 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section and other parts of this report on Form 10-KSB by the Company contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

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

      Management's discussion and analysis of results of operations and financial condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $18,181,774 since inception through March 31, 2005. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of results of operations and financial condition are based upon USGN's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In consultation with our Board of Directors, we have identified the following accounting principles that we believe are key to an understanding of our financial statements and require our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, and as amended by SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the fiscal year ended March 31, 2005, our revenues were primarily derived from product sales and commercial collaborations. Revenue for product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

PLAN OF OPERATION

      We are a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. We are a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. We are currently focusing our efforts on licensing and marketing the products that we have developed for defense and health and safety applications. Our target customers for these materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulation. Operating revenues have been generated in the amount of $716,201 for the year ended March 31, 2005. During the year ended March 31, 2003, we obtained loans from a bank for amounts up to $1,650,000. In addition, we have received $2,929,105 in loans since inception from third parties, existing shareholders and directors. During the year ended March 31, 2004, we recorded revenues for the first time that were primarily derived from sales of G-lam panels and radomes. In the fiscal year ended March 31, 2005, we recorded revenues generated under the Kidde Agreement with respect to our All-Clear product, and revenues derived from our other products that included our S.A.G.(TM) turret, GARDS panels, blast mitigation materials and radomes. We anticipate continuing to generate revenue from sales of these products or technologies. At this time, we cannot predict when we will generate revenues from our other products that are in early stages of development. We do not manufacture or distribute our products on a commercial scale. We are in the process of negotiating licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell its products on a commercial scale worldwide. We are also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of our products. In addition, our officers and employees have been deferring their salaries and the employees accepted shares of our common stock in lieu of cash. During the next 12 months, if we cannot generate sufficient funds to operate our business from sales or licenses of our products, we will be required to seek financing from our largest shareholder, who has provided financing and a loan guarantee for us in the past. The shareholder is under no obligation to provide such funds. We may also consider selling debt or equity securities. There is no guarantee that we will obtain funds sufficient to continue our operations during the next 12 months.

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

      To date, we have funded our operations through loans in the amount of $1,650,000 from a bank, loans in the amount of $2,929,105 from unrelated third parties, existing shareholders and directors, and revenues totaling $856,550. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

RESULTS OF OPERATIONS

      Our revenues from operations for the year ended March 31, 2005 were $716,201 as compared to revenues of $140,349 for the period ended March 31, 2004. This significant increase in revenues is attributable to revenues generated under the agreement with Kidde Fire Fighting, pursuant to which we received a one-time license fee of $100,000 and a one-time trademark fee of $100,000 in two installments that were paid in August 2004 and November 2004. To date, we have earned no royalties from this agreement. The increase in our revenues is also attributable to revenues derived from our other products that include our S.A.G. turret, GARDS panels, blast mitigation materials and radomes.

      Our cost of revenues from operations for the year ended March 31, 2005 were $381,554 as compared to cost of revenues of $26,728 from the period ended March 31, 2004. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs.

      The gross margin percentage during the year ended March 31, 2005 of 47% decreased from the comparable fiscal year ended March 31, 2004 of 81%. This decrease is attributable to the fact that in some cases during the year ended March 31, 2005, we have had to rely on outside vendors and contractors to supply us materials and services at fixed costs on products that the company had produced on its own in the previous year at a lower cost, and the fact that we developed new products with higher production costs than the products we produced in the previous year. We anticipate higher production costs to continue in the foreseeable future.

      During the year ended March 31, 2005 we spent $526,746 on research and development as compared to $1,264,867 for research and development during the year ended March 31, 2004. Our research and development costs declined because many of our products are developed and we focused on marketing, selling and licensing our existing products. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

      During the year ended March 31, 2005 we incurred $1,178,503 in expenses related to general and administrative non-cash compensation as compared to $3,695,264 related to general and administrative non-cash compensation during the year ended March 31, 2004. Of this amount from the year ended March 31, 2004, $3,204,383 was non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the fiscal year 2002. We had continued to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. At June 30, 2004, that two-year period had ended. During the year ended March 31, 2005, we paid our consultants and employees with our common stock in order to conserve cash.

      During the year ended March 31, 2005 other general and administrative expenses totaled $2,369,458 as compared to other operating expense of $2,213,172 for the year ended March 31, 2004. Of this amount for the year ended March 31, 2005, $644,187 is expense related to legal fees. In addition, general and administrative expenses consist of salaries, facility rental and utilities expense. We anticipate these costs will continue to be significant until resolution of the SEC Wells Notice (as described in Item 3) has been reached. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

      We had an operating loss of $3,740,060 for the year ended March 31, 2005, as opposed to an operating loss of $7,059,682 for the year ended March 31, 2004. We had a net loss of $3,842,078 for the year ended March 31, 2005, as compared to a net loss of $7,285,341 for the year ended March 31, 2004. This decrease in the operating loss and net loss is primarily attributable to the reduction in research and development costs and the completion of recognizing non-cash general and administrative expenses for deferred compensation and services related to the consulting agreements entered into during the fiscal year ended March 31, 2002.

      Other income (expense) for the year ended March 31, 2005 was made up of $47,907 in other income we received from storage of equipment from third parties. Also included was interest expense for the year ended March 31, 2005 totaling $149,925 as compared to interest expense totaling $526,328 for the year ended March 31, 2004. Interest expense decreased because we reduced the principal on our bank note by $844,232, and the interest rate on this note was lowered.

      During the next 12 months we intend to continue upgrading our current products and developing new products and methods of using our existing products. For the year ended March 31, 2005 our research and development expenses totaled $526,746. We anticipate that our research and development expenses will continue to be significant.

Liquidity and Capital Resources

      At March 31, 2005 we had cash on hand of $53,547. Since our inception, we have incurred significant losses, and as of March 31, 2005 we had an accumulated deficit of $18,181,774. We have not achieved profitability and anticipate that we will continue to incur net losses through the following six-month period. We expect that our research and development and general and administrative expenses will continue to be significant, and as a result we will need to generate significant revenue to achieve profitability.

      From our inception through year ended March 31, 2005, we have financed our operations in the amount of $1,650,000 from a bank, loans in an amount of $2,929,105 from third parties, existing shareholders and directors and $764,108 of revenues and other income. Our primary source of cash during the year ended March 31, 2005 were loans totaling $434,660, revenues totaling $716,201 and other income totaling $47,907. As of March 31, 2005, we had outstanding balances under loan agreements of $1,138,216, consisting of $111,970 under a loan agreement with USDR Aerospace, Ltd., $198,196 under a loan agreement with USDR(NV), Inc., $19,148 under a loan agreement with an existing shareholder, and $805,768 principal balance and accrued interest of $3,134 under a loan agreement with a bank. The bank loan is secured by our assets and personally guaranteed by our Chairman and Chief Executive Officer, and matures in May 2008. We have no borrowing capacity under this bank loan.

      The Chairman and Chief Executive Officer of USGN controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to USGN. Since inception (March 20, 2002), based on actual costs, Aerospace has provided property and services to us totaling approximately $2.9 million for which, as of March 31, 2005, we owed Aerospace $299,233.

      Net cash used in operating activities for the year ended March 31, 2005 was $154,091 as compared to $761,923 in the year ended March 31, 2004. The primary uses of cash for the fiscal year ended March 31, 2005 consisted of general operating costs, cost of revenues, product research and development expenses, and reducing bank notes payable.

      In order to conserve our cash, our officers and employees have been deferring their salaries, and during the year ended March 31, 2005, the employees accepted shares of our common stock in lieu of cash.

      We do not manufacture or distribute our products on a commercial scale. Under the Kidde agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of our products. We cannot be certain, however, that sales or licensing of our products will ever generate enough revenues to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales or licenses, we will be required to seek financing from our largest shareholder, who has provided financing and a loan guarantee for the us in the past. The shareholder is under no obligation to provide such funds. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

      During the year ended March 31, 2005, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $1,385,440, accounts payable totaling $682,371, and wages totaling $784,734.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of "Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

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

      Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the fiscal year ended March 31, 2005 we had a net loss of $3,842,078. Our accumulated deficit since inception through March 31, 2005 was $18,181,774.

SOME OF OUR PRODUCTS ARE STILL BEING DEVELOPED AND, AS YET, THEY ARE UNPROVEN, THEREFORE, WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

      Our current business model depends on generating revenue through sales of our products or licensing of our technology. Some of these products are in varying stages of development and testing. If we cannot successfully develop and prove our products, we will not become profitable.

THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE DO NOT RECEIVE ADEQUATE FUNDING, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

      Our ability to continue in existence and to develop our business depends upon our ability to obtain funding for our operations. If we do not receive adequate funding, it is unlikely that we could continue our business.

WE HAVE RECEIVED A WELLS NOTICE AND SUBPOENAS FOR INFORMATION AND TESTIMONY FROM THE SEC FOR CERTAIN PRIOR PUBLIC STATEMENTS. WE CANNOT PREDICT THE OUTCOME OF THIS MATTER. IT COULD RESULT IN A CIVIL ACTION INVOLVING, AMONG OTHER THINGS, MONETARY RELIEF FROM US OR OUR OFFICERS AND DIRECTORS. ANY SUCH DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

      On January 3, 2005, we received a Wells Notice from the staff of the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of SEC laws. The SEC's concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have been in ongoing dialog with the SEC, and have prepared and submitted initial and supplemental Wells Submissions in response to the Wells Notice. The SEC has also recently issued subpoenas to us seeking information and testimony regarding the technology incorporated into our products, which we are in the process of supplying. Notwithstanding receipt of the Wells Notice and the information and testimony currently being sought, we have cooperated and continue to cooperate with the SEC, and are actively seeking a negotiated settlement. However, we cannot predict the outcome of this matter, or when a negotiated resolution, if any, may be reached and the likely terms of such a resolution.

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

      The use of nanotechnology is a novel and unproven business model, which may or may not be successful and will ultimately depend on demand for our products. Our ability to grow and sustain our business is dependent upon our ability to gain significant acceptance of our products, primarily in the defense security and health and safety markets. Without significant acceptance in these markets, we will not be able to achieve and sustain profitable operations and your securities will likely become worthless. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

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

      Demand for our products or technology might be less than we anticipate, or we may not be successful in recruiting and maintaining the representatives we need to develop and sell our products. In either case, our business, operating results and financial condition could be negatively impacted.

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

      We rely on a combination of trade secret and patent laws, nondisclosure and other contractual and technical measures to protect our proprietary rights in our products. However, we cannot assure you that these provisions will be adequate to protect our proprietary rights. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, a competitor may claim that we have infringed on its products. Any litigation relating to our intellectual property could result in substantial expense to us and result in significantly diverting our technical and management personnel from their routine activities. This could have an adverse effect on our business.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                              F-1

Balance Sheet as of March 31, 2005                                                   F-2

Statements of Operations for the years ended March 31, 2005 and 2004
     and for the period from inception through March 31, 2005                        F-3

Statement of Stockholders' Deficit for the period from inception through
     March 31, 2005                                                                F-4 - F-8

Statements of Cash Flows for the years ended March 31, 2005 and 2004
     and for the period from inception through March 31, 2005                        F-9

Notes to Financial Statements                                                     F-10 - F-16

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders
US Global Nanospace, Inc.

We have audited the accompanying balance sheet of US Global Nanospace, Inc. (the Company), a development stage company, as of March 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Global Nanospace, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,842,078 for the year ended March 31, 2005, and, as of that date, the Company's total liabilities exceeded its total assets by $2,670,595. These factors, among others, as discussed in note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
July 6, 2005

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                 March 31, 2005

ASSETS

CURRENT ASSETS
   Cash                                                               $     53,547
   Accounts receivable                                                     120,502
   Other receivables                                                        82,579
   Inventory                                                                 1,729
                                                                      ------------
   Total current assets                                                    258,357
                                                                      ------------
NONCURRENT ASSETS
  Deposits                                                                  11,000
                                                                      ------------

   Total assets                                                       $    269,357
                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of bank note payable                            $    237,606
   Accounts payable                                                        683,302
   Accrued salaries and expenses                                           787,547
   Accrued interest                                                         24,219
   Related party payable                                                   330,887
   Loans payable                                                           308,229
                                                                      ------------

   Total current liabilities                                             2,371,790
                                                                      ------------
BANK NOTE PAYABLE, less current portion                                    568,162
                                                                      ------------
COMMITMENTS                                                                     --

STOCKHOLDERS' DEFICIT
  Preferred stock authorized, 10,000,000 shares $0.01 par value,
      none issued or outstanding                                                --
  Common stock authorized, 300,000,000 shares $0.001 par value,
      105,752,751 issued and outstanding                                   104,794
  Additional paid-in capital                                            15,413,845
  Deferred compensation and services                                        (7,460)
  Accumulated development stage deficit                                (18,181,774)
                                                                      ------------

Total stockholders' deficit                                             (2,670,595)
                                                                      ------------

   Total liabilities and stockholders' deficit                        $    269,357
                                                                      ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS

                                                                                          Cumulative
                                                                                     results of operations
                                                                                      from March 20, 2002
                                                Year ended           Year ended       (date of inception)
                                                 March 31,            March 31,        through March 31,
                                                   2005                 2004                 2005
                                              --------------       --------------       --------------
REVENUES                                      $      716,201       $      140,349       $      856,550
COST OF REVENUES                                     381,554               26,728              408,282
                                              --------------       --------------       --------------

  Gross Profit                                       334,647              113,621              448,268
                                              --------------       --------------       --------------
OPERATING EXPENSES
   Research and development
     Non-cash compensation and
       services                                       52,045                   --               52,045
     Other research and development                  474,701            1,264,867            3,375,256
   General and administrative
      Non-cash compensation and
        services                                   1,178,503            3,695,264            7,962,094
      Other general administrative                 2,369,458            2,213,172            7,388,321
                                              --------------       --------------       --------------

      Total operating expenses                     4,074,707            7,173,303           18,777,716
                                              --------------       --------------       --------------

      Operating loss                              (3,740,060)          (7,059,682)         (18,329,448)
                                              --------------       --------------       --------------
OTHER INCOME (EXPENSE)
    Debt restructure                                      --              300,669              918,573
    Other income                                      47,907                   --               57,952
    Interest expense                                (149,925)            (526,328)            (828,851)
                                              --------------       --------------       --------------

     Total other income (expense)                   (102,018)            (225,659)             147,674
                                              --------------       --------------       --------------

    NET LOSS                                  $   (3,842,078)      $   (7,285,341)      $  (18,181,774)
                                              ==============       ==============       ==============

    Net loss per share, basic and
      diluted                                 $        (0.04)      $        (0.09)      $        (0.05)

    Basic and diluted weighted average
      number of common shares                     94,864,858           83,145,742           82,169,954

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
             From inception (March 20, 2002) through March 31, 2005

                                                                                                         Accumulated
                                                    Common                  Additional    Deferred       Development       Total
                                                    Stock                     Paid-in   Compensation        Stage      Stockholders'
                                                    Shares       Amount       Capital   and Services       Deficit        Deficit
                                                 ------------   --------   -----------   -----------    ------------    -----------
Balance at inception (March 20, 2002)                      --   $     --   $        --   $        --    $         --    $        --

Issuance of common stock on March 20, 2002
To founder for cash                                15,000,000      5,000            --            --              --          5,000

Exchange of common stock of USDR Global
Aerospace, Ltd. for CPI common stock              (15,000,000)    (5,000)           --            --              --         (5,000)

Issuance of CPI common stock in conjunction
with share exchange with USDR Global
Aerospace, Ltd.                                    60,362,157     60,362       (55,362)           --              --          5,000

Net loss for the period                                    --         --            --            --          (8,052)        (8,052)
                                                 ------------   --------   -----------   -----------    ------------    -----------

Balance at March 31, 2002                          60,362,157     60,362       (55,362)           --          (8,052)        (3,052)

Issuance of common stock on May 16, 2002
in conjunction with consulting agreements           5,437,500      5,438     6,338,312    (6,343,750)             --             --

Net assets acquired in share exchange agreement
on May 17, 2002                                            --         --           446            --              --            446

Issuance of common stock on July 23, 2002
in consideration for legal services                   210,486        210       140,114            --              --        140,324

Issuance of common stock on August 22, 2002
in consideration for legal and consulting             211,638        212        75,272            --              --         75,484

Issuance of common stock on September 17, 2002
in consideration for legal services                   349,212        349        55,525            --              --         55,874

Issuance of common stock on September 24, 2002
in consideration for consulting services            1,687,500      1,688       307,687      (309,375)             --             --

Issuance of common stock on September 25, 2002
in consideration for legal services                   635,889        636       126,542            --              --        127,178

Issuance of common stock on September 30, 2002
in consideration for professional services            150,000        150        29,850            --              --         30,000

Issuance of common stock on October 23, 2002,
in consideration for professional services             45,000         45         6,105            --              --          6,150

Issuance of common stock on November 11, 2002,
in consideration for legal services                   549,999        550        54,450            --              --         55,000

Issuance of common stock on November 19, 2002,
in settlement of outstanding notes payable          4,163,928      4,164       648,185            --              --        652,349

Issuance of common stock on November 19, 2002,
in consideration for professional services             87,996         88        13,698            --              --         13,786

Issuance of common stock on December 27, 2002,
in consideration for legal services                   468,381        468        65,105            --              --         65,573

Issuance of common stock on January 1, 2003,
in consideration for consulting services              122,502        123        20,377            --              --         20,500

Issuance of common stock on January 16, 2003,
in consideration for consulting services              453,948        454        57,046            --              --         57,500

Issuance of common stock on February 1, 2003,
in settlement of outstanding notes payable             30,000         30         4,170            --              --          4,200

Issuance of common stock on February 3, 2003,
in settlement of outstanding notes payable            323,121        323        48,145            --              --         48,468

Issuance of common stock on March 5, 2003,
in consideration for legal services                   316,418        316        40,818            --              --         41,134

Issuance of common stock on March 5, 2003,
in consideration for services                         183,215        183        23,635       (23,818)             --             --

Amortization of deferred compensation and
services                                                   --         --            --     2,956,191              --      2,956,191

Net loss for the year                                      --         --            --            --      (7,046,303)    (7,046,303)
                                                 ------------   --------    ----------   -----------    ------------    -----------

Balance at March 31, 2003                          75,788,890   $ 75,789   $ 8,000,120   $(3,720,752)   $ (7,054,355)   $(2,699,198)

Issuance of common stock on April 10, 2003 in
consideration for wages at $0.10 per share          2,794,684      2,795       276,674                                      279,469

Issuance of common stock on May 13, 2003 in
consideration for accounts payable at $0.06 per
share                                                 583,334        583        34,417                                       35,000

Issuance of common stock on June 23, 2003 in
consideration for services at $0.06 per share          60,000         60         3,540                                        3,600

Issuance of common stock on July 8, 2003 in
consideration for accounts payable at $0.20 per
share                                                 388,622        389        77,335                                       77,724

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22 per
share                                                 136,364        136        29,864                                       30,000

Issuance of common stock on July 9, 2003 in
consideration for accounts payable at $0.22 per
share                                                 500,000        500       109,500                                      110,000

Issuance of common stock on July 14, 2003 in
consideration for services at $0.06 per share          20,000         20         1,180                                        1,200

Issuance of common stock on July 18, 2003 in
consideration for wages at $0.40 per share            860,343        860       343,277                                      344,137

Issuance of common stock on July 23, 2003 in
consideration for services at $0.34 per share          20,000         20         6,780                                        6,800

Issuance of common stock on July 25, 2003 in
consideration for wages at $0.29 per share          1,000,000      1,000       249,000                                      250,000

Redemption of common stock on July 28, 2003 in
consideration for wages at $0.40 per share            (13,647)       (14)       (5,445)                                      (5,459)

Issuance of common stock on July 30, 2003 in
consideration for services at $0.34 per share          60,000         60        20,340                                       20,400

Issuance of common stock on August 23, 2003
in consideration for services at $0.23 per share       20,000         20         4,580                                        4,600

Issuance of common stock on September 22,
2003 in consideration for services at $0.22 per        60,000         60        13,140                                       13,200
share

Issuance of common stock on September 22,
2003 in consideration for services at $0.23 per        65,218         65        14,935                                       15,000
share

Issuance of common stock on September 23, 2003
in consideration for accounts payable at 0.23 per     327,134        327        74,914                                       75,241
share

Issuance of common stock on October 1, 2003 in
consideration for wages at $0.17 per share          3,390,138      3,390       572,933                                      576,323

Redemption of common stock on October 14, 2003
in consideration for wages at $0.17 per share         (71,120)       (71)      (12,019)                                     (12,090)

Issuance of common stock on October 22, 2003 in
consideration for accounts payable at $0.17 per
share                                                 187,879        188        30,812                                       31,000

Issuance of common stock on October 23, 2003 in
consideration for services at $0.16 per share          20,000         20         3,180                                        3,200

Issuance of common stock on October 27, 2003 in
consideration for services at $0.16 per share          60,000         60         9,540                                        9,600

Issuance of common stock on November 18, 2003 in
consideration for services at $0.21 per share          20,000         20         4,180                                        4,200

Issuance of common stock on November 21, 2003 in
consideration for accounts payable at $0.55 per
share                                                  32,521         33        17,853                                       17,886

Issuance of common stock on November 24, 2003 in
consideration for services at $0.46 per share          20,000         20         9,180                                        9,200

Cancellation of common stock on December 3, 2003
originally issued for services at $0.18 per
share                                                (843,750)      (844)     (115,782)      116,626                             --

Issuance of common stock on December 15, 2003 in
consideration for wages at $1.06 per share          1,328,070      1,328     1,406,426                                    1,407,754

Issuance of common stock on December 18, 2003 in
consideration for services at $0.805 per share         15,000         15        12,060                                       12,075

Issuance of common stock on March 16, 2004 in
consideration for wages at $0.66 per share            504,132        504       332,223                                      332,727

Issuance of common stock on March 31, 2004 in
consideration for accounts payable at $0.69 per
share                                                  95,304         95        65,664                                       65,759

Amortization of deferred compensation and
services                                                                                   3,204,383                      3,204,383

Net loss for the period                                                                                   (7,285,341)    (7,285,341)
                                                 ------------   --------    ----------   -----------    ------------    -----------
Balance at March 31, 2004                          87,429,116   $ 87,428   $11,590,401   $  (399,743)   $(14,339,696)   $(3,061,610)

Issuance of common stock on April 7, 2004 in
consideration for wages at $0.70 per share             35,392         35        24,739                                       24,774

Issuance of common stock on April 15, 2004 in
consideration for services at $0.67 per share          90,000         90        60,210                                       60,300

Issuance of common stock on April 23, 2004 in
consideration for notes payable at $0.33 per
share                                               1,147,950       1148       377,675                                      378,823

Issuance of common stock on May 5, 2004 in
consideration for wages at $0.38 per share            485,761        486       184,103                                      184,589

Issuance of common stock on July 27, 2004 in
consideration for accounts payable  at $0.28 per
share                                                  71,430         71        19,929                                       20,000

Issuance of common stock on August 3, 2004 in
consideration for notes payable at $0.29 per
share                                               3,471,094      3,471     1,003,146                                    1,006,617

Issuance of common stock on August 3, 2004
in consideration for accounts payable at $0.29
per share                                             174,745        175        50,501                                       50,676

Issuance of common stock on August 16, 2004 in
consideration for accounts payable at $0.24 per
share                                                 395,834        396        94,604                                       95,000

Issuance of common stock on September 17, 2004
in consideration for wages at $0.20 per share       1,169,199      1,169       232,671                                      233,840

Issuance of common stock on September 17, 2004
in consideration for services at $0.20 per share      109,472        109        21,785                                       21,894

Issuance of common stock on September 28, 2004
in consideration for accounts payable at $0.17
per share                                             444,216        445        75,072                                       75,517

Issuance of common stock on October 6, 2004 in
consideration for accounts payable at $0.18 per
share                                                 250,000        250        44,750                                       45,000

Issuance of common stock on October 18, 2004 in
consideration for accounts payable at $0.14 per
share                                                 939,535        940       130,595                                      131,535

Issuance of common stock on October 19, 2004 in
consideration for wages at $0.24 per share             44,380         44        10,607                                       10,651

Issuance of common stock on October 21, 2004 in
consideration for services at $0.28 per share         267,858        268        74,732                                       75,000

Issuance of common stock on October 22, 2004 in
consideration for wages at $0.25 per share            933,156        933       232,356                                      233,289

Issuance of common stock on October 28, 2004 in
consideration for services at $0.23 per share          64,855         65        14,856                                       14,921

Issuance of common stock on November 1, 2004 in
consideration for services at $0.23 per share         250,000        250        57,250                                       57,500

Issuance of common stock on November 23, 2004 in
consideration for services at $0.20 per share          63,950         64        12,726       (10,658)                         2,132

Issuance of common stock on November 23, 2004 in
consideration for accounts payable at $0.20 per
share                                                  11,050         11         2,199                                        2,210

Issuance of common stock on December 1, 2004 in
consideration for services at $0.191 per share         39,267         39         7,461                                        7,500

Issuance of common stock on December 31, 2004 in
consideration for services at $0.805 per share         20,000         20        16,080                                       16,100

Issuance of common stock on January 3, 2005 in
consideration for services at $0.245 per share        561,225        561       136,939                                      137,500

Issuance of common stock on January 10, 2005 in
consideration for accounts payable at $0.185 per
share                                                 132,560        133        24,391                                       24,524

Issuance of common stock on January 17, 2005 in
consideration for services at $0.20 per share          62,500         62        12,438                                       12,500

Issuance of common stock on January 21, 2005 in
consideration for accounts payable at $0.19 per
share                                                 497,946        498        94,112                                       94,610

Issuance of common stock on January 25, 2005 in
consideration for services at $0.19 per share       1,169,552      1,170       221,045                                      222,215

Issuance of common stock on January 25, 2005 in
consideration for cash at $0.15 per share           1,000,000      1,000       149,000                                      150,000

Issuance of common stock on January 27, 2005 in
consideration for services at $0.185 per share        109,825        110        20,208                                       20,318

Issuance of common stock on January 31, 2005 in
consideration for accounts payable at $0.19 per
share                                                  45,290         45         8,560                                        8,605

Issuance of common stock on February 1, 2005 in
consideration for services at $0.19 per share         315,788        316        59,684                                       60,000

Issuance of common stock on February 4, 2005 in
consideration for services at $0.18 per share         222,225        222        39,778                                       40,000

Issuance of common stock on February 10, 2005 in
consideration for services at $0.17 per share          37,860         38         6,398                                        6,436

Issuance of common stock on February 23, 2005 in
consideration for services at $0.17 per share          39,541         40         6,682                                        6,722

Issuance of common stock on March 2, 2005 in
consideration for services at $0.12 per share       1,159,671      1,159       138,001                                      139,160

Issuance of common stock on March 24, 2005 in
consideration for services at $0.10 per share         250,000        250        24,750                                       25,000

Issuance of common stock on March 28, 2005 in
consideration for accounts payable at $0.105 per
share                                               1,282,802      1,283       133,411                                      134,694

Issuance of common stock on March 30, 2005
as collateral for accounts payable                    957,706         --            --                                           --

Amortization of deferred compensation and
services                                                                                     402,941                        402,941

Net loss for the period                                                                                   (3,842,078)    (3,842,078)
                                                  ---------------------------------------------------------------------------------

Balance at March 31, 2005                         105,752,751   $104,794   $15,413,845   $    (7,460)   $(18,181,774)   $(2,670,595)
                                                  =================================================================================

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                             STATEMENTS OF CASH FLOWS

                                                                                                                  Cumulative
                                                                                                            results of operations
                                                                                                             from March 20, 2002
                                                                       Year Ended           Year Ended       (date of inception)
                                                                     March 31, 2005       March 31, 2004   through March 31, 2005
                                                                     ---------------      ---------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                      $    (3,842,078)     $    (7,285,341)     $   (18,181,774)
       Adjustments to reconcile net loss to net
         cash used in operating activities
              Common stock issued for services                             1,230,548            3,695,264            8,014,139
              Forgiveness of loans and accounts payable                           --             (300,669)            (918,573)
      Changes in operating assets and liabilities:
                  Accounts receivable                                       (109,097)             (11,405)            (120,502)
                  Other receivables                                          (11,301)             (71,278)             (82,579)
                  Inventory                                                    2,966               (4,695)              (1,729)
                  Deposits                                                     2,485              (13,485)             (11,000)
                  Accounts payable                                         1,107,000              335,042            2,367,231
                  Accrued salaries and expense                             1,447,123            2,612,233            4,357,336
                  Accrued interest                                            18,263              282,411              420,211
                                                                     ---------------      ---------------      ---------------
                     Net cash used in operating activities                  (154,091)            (761,923)          (4,157,240)
                                                                     ---------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Cash acquired in conjunction with share
               exchange agreement                                                 --                   --                2,946
                                                                     ---------------      ---------------      ---------------

                     Net cash provided by investing activities                    --                   --                2,946
                                                                     ---------------      ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                          --                   --            1,650,000
         Payments on bank note payable                                      (419,232)            (425,000)            (844,232)
         Proceeds from loans payable                                         434,660            1,214,445            2,929,105
         Payments on loans payable                                                --              (12,919)             (12,919)
         Increase in related party payable                                    23,773                  595              330,887
         Proceeds from issuance of common stock                              150,000                   --              155,000
                                                                     ---------------      ---------------      ---------------

                      Net cash provided by financing activities              189,201              777,121            4,207,841
                                                                     ---------------      ---------------      ---------------

Net increase in cash                                                          35,110               15,198               53,547

Cash at beginning of period                                                   18,437                3,239                   --
                                                                     ---------------      ---------------      ---------------
Cash at end of period
                                                                     $        53,547      $        18,437      $        53,547
                                                                     ===============      ===============      ===============

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES
          Cash paid for:
                    Interest                                         $       111,153      $       234,119      $       390,299
                                                                     ===============      ===============      ===============

                    Income Taxes                                     $         3,045      $        10,243      $        13,288
                                                                     ===============      ===============      ===============
         Accounts payable acquired in conjunction with share
           exchange agreement                                        $            --      $            --      $        (2,500)
                                                                     ===============      ===============      ===============


         Common stock issued in exchange for accounts payable        $       682,371      $       442,611      $     1,685,549
                                                                     ===============      ===============      ===============

         Common stock issued in exchange for loans payable
              and accrued interest                                   $     1,385,440      $            --      $     2,086,257
                                                                     ===============      ===============      ===============

         Common stock issued in exchange for wages                   $       784,734      $     2,785,055      $     3,569,789
                                                                     ===============      ===============      ===============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

USDR Global Aerospace, Ltd. (USDRGA), a development stage company, was incorporated in the state of Delaware on March 20, 2002. USDRGA entered into a share exchange agreement with US Global Nanospace, Inc. (USGN or the Company) (formerly known as Caring Products International, Inc.) on May 17, 2002, which resulted in the exchange of one share of the Company's common stock for four shares of USGN. As a result of the transaction, the Company became a wholly owned subsidiary of USGN. Effective September 26, 2002, the Company changed its name from Caring Products International, Inc. to US Global Aerospace, Inc. On December 31, 2002, the Company completed a merger of its wholly owned subsidiary, USDR Global Aerospace, Ltd. with and into the Company. US Global Aerospace, Inc. was the resulting company from the mergers. Effective July 21, 2003, the Company changed its name from US Global Aerospace, Inc. to US Global Nanospace, Inc.

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

USGN is a development stage company with expertise in the emerging field of nanotechnology. Activities to date include conducting research and development of our products and developing intellectual property, designing and building prototype materials, and forming strategic partner alliances for the licensing, manufacturing, and marketing of our products. Revenues to date have been derived from licensing fees and product sales to a limited number of customers and are ancillery to the primary objective of the business.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic loss per share were 94,864,858, 83,145,742, and 82,169,954 for the years ended March 31, 2005 and 2004, and from inception (March 20, 2002) through March 31, 2005, respectively. At March 31, 2005, all options and warrants have expired and there were no shares of potentially issuable common stock. Because of the net loss for the years ended March 31, 2005 and 2004, and from inception (March 20, 2002) through March 31, 2005, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, which is described more fully in Note 12, that is accounted for under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. No options were granted under the plan for the years ended March 31, 2005 and 2004, and since inception (March 20, 2002) through March 31, 2005. Options that were granted under a stock option plan of the Company prior to its merger with USDR Global Aerospace, Ltd. have expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation", during the years ended March 31, 2005 and 2004 and since inception (March 20, 2002). In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Accordingly, the Company recognizes the fair value impact of the compensation granted to employees and consultants as a charge to net income in the period that the services associated with the compensation are incurred. This statement is effective for the Company as of the first interim period of fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123R on the Company's financial statement.

REVENUE RECOGNITION

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, and as amended by SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the fiscal year ended March 31, 2005, our revenues primarily derived from product sales and commercial collaborations. Revenue for product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licenses, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

PRODUCT WARRANTIES

We provide product warranties in conjunction with certain product sales. These warranties cover factors such as non-conformance to specifications and defects in material and design. Future estimated costs related to these warranties will be recorded in the period in which the related product sales occur. To date, we have not incurred any such costs and have not provided a warranty liability account.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

ADVERTISING AND MARKETING

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended March 31, 2005 and 2004 were $465,336 and $44,969, respectively.

INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), resulting in current and deferred income tax expenses. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements.

Deferred tax assets have also have been recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's accounts receivable are from a limited number of corporations and governmental entities. The Company performs ongoing evaluations of its customers. An allowance for doubtful accounts has not been provided as the Company considers all accounts receivable to be fully collectible.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current year presentation. In the March 31, 2004 10-KSB statements of cash flows, we included an increase in other receivables of $71,278 and an increase in deposits of $13,485 in investing activities. These amounts are now classified as operating activities.

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

Accordingly, the financial statements of USGN as of and for the years ended March 31, 2005 and 2004, and since inception (March 20, 2002), are the historical financial statements of USDRGA. All references to common stock have been retroactively restated to reflect the share exchange and recapitalization of the Company. In conjunction with the share exchange and recapitalization, the Company recorded net assets of USGN totaling $446, which included cash of $2,946 and payables of $2,500.

NOTE 3. MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is a nanotechnology company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily nanoscience derived. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. Currently, most of the Company's products are being developed for defense and health and safety applications. Operating revenues have been generated in the amount of $716,201 for the year ended March 31, 2005. During the year ended March 31, 2003, the Company obtained loans from a bank for amounts up to $1,650,000. In addition, the Company has received $2,929,105 in loans since inception from third parties, existing shareholders and directors. The Company does not manufacture or distribute its products on a commercial scale. Under the Development and License Agreement between the Company and Kidde Firefighting, Inc. dated as of August 13, 2004, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of the Company's All-Clear product. In addition, the Company is in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell its products on a commercial scale worldwide. The Company is also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of its products. In addition, officers of the Company and certain employees have been deferring their salaries and the employees accepted shares of the Company's common stock in lieu of cash. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from sales or licensees of its products, it will be required to seek financing from its largest shareholder, who has provided financing and a loan guarantee for the Company in the past. The shareholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 4. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. For the year ended March 31, 2005, the Company incurred a total of $31,653 in royalties from this agreement that were owed as of March 31, 2005.

NOTE 5. RELATED PARTY PAYABLE

The Chairman and CEO of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 5, under which we owe Aerospace $31,653 in royalties as of March 31, 2005. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services, based on actual costs, totaling approximately $2.9 million for which the Company currently owes Aerospace $299,233 as of March 31, 2005. Aerospace has also provided manufacturing and office equipment to support operations. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired certain individuals previously employed by Aerospace.

NOTE 6. LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. On June 30, 2004, the loan was amended to include amounts up to $200,000, and to extend the maturity date to December 31, 2004. On December 30, 2004, the maturity date was extended to February 28, 2005. The Company owes Aerospace $111,970, including accrued interest, as of March 31, 2005 under this agreement and on May 11, 2005, Aerospace accepted restricted common stock in exchange for this loan.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $19,148, including accrued interest, as of March 31, 2005. The shareholder has agreed to extend the loans, date to be determined.

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

The Chairman and CEO of the Company has continued to provide cash to support the Company's operations. The Chairman and CEO of the Company also controls USDR(NV), Inc. ("USDR"). On June 6, 2003, the Company entered into a loan agreement with USDR for amounts up to $125,000. On June 11, 2004, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matured on December 31, 2004. On December 30, 2004, the loan was amended to extend the maturity date to February 28, 2005. The Company owes USDR $198,196, including accrued interest, as of March 31, 2005 under this agreement and on May 11, 2005, USDR accepted restricted common stock in exchange for this loan.

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

NOTE 7. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The bank is a subsidiary of a holding company, Western Security Holding Co. Ltd., which is a shareholder of the Company. The loan is secured by the assets of the Company and guaranteed by the Company's Chairman and CEO. As of March 31, 2005, the Company had an outstanding principal balance of $805,768 and accrued interest totaled $3,134.

Maturities of long-term debt are as follows:

      Years ending March 31,

          2006             $ 237,606
          2007               258,921
          2008               286,414
          2009                22,827
                           ---------
                           $ 805,768
                           =========

NOTE 8. CONSULTING AGREEMENTS

During fiscal year 2002, the Company entered into various consulting agreements for services in exchange for 7,308,215 shares of the Company's common stock, which were issued under the 2001 Employee Stock Compensation Plan. The shares were issued and recorded at their fair market value totaling $6,560,317 as deferred compensation and services. The deferred compensation and services had been recognized over the period of the consulting agreements of two years. At June 30, 2004, that two-year period had ended. For the year ended March 31, 2005, the Company recognized $399,743, and for the year ended March 31, 2004 the Company recognized $3,204,383 of non-cash expense relating to these agreements.

On November 23, 2004, the Company entered into a consulting agreement for services in exchange for 75,000 shares of the Company's common stock, which were issued under the Amended and Restated 2002 Stock Plan. The shares were issued and recorded at their fair market value totaling $15,000 as deferred compensation and services. The deferred compensation and services is being recognized over the period of the consulting agreement of one year. For the year ended March 31, 2005, the Company recognized $4,264 of non-cash expense relating to this agreement.

During fiscal year 2005, the Company entered into various consulting agreements for services in exchange for 1,917,585 shares of the Company's common stock, which were issued under the Amended and Restated 2002 Stock Plan. The shares had a combined award valuation of $307,597, equaling 85% of the fair market value per share on the date of grant of the award. The company recognized an additional $51,648 as additional non-cash expense for the difference between the fair value of the stock and the total amount due.

NOTE 9. COMMITMENTS

On April 28, 2003, the Company entered into an operating lease for its office space and research facilities expiring in May 2006. The Company's Chief Financial Officer and director guaranteed the payment and performance of the lease. The following is a schedule by years of future minimum lease payments under operating the lease.

            Years ending March 31,

                  2006                           132,000
                  2007                            22,000
                                               ---------

            Future minimum lease payments      $ 154,000
                                               =========

NOTE 10. INCOME TAXES

The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the years ended March 31:

                                                                  2005              2004
                                                              -----------       -----------
      Tax benefit computed at federal statutory rate          $(1,306,000)      $(2,477,000)
       Net operating loss (NOL) carryforwards                   1,937,000                --
       Increase (decrease) in valuation allowance                (654,000)        2,559,000
       State taxes - net of federal income tax benefit           (106,000)               --
       Research and development tax credit                        (29,000)          (82,000)
      Others                                                      158,000                --
                                                              -----------       -----------
                                                              $         0       $         0
                                                              ===========       ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows at March 31, 2005:

      NOL carryforwards                                      $  9,115,000
      Deferred stock compensation                               1,234,000
      Research and development tax credits                        113,000
      Other                                                        84,000
                                                             ------------
                                                               10,546,000

      Less valuation allowance                                (10,546,000)
                                                             ------------

                                                             $          0
                                                             ============

The Company has established a valuation allowance of approximately $10,546,000 to offset the deferred tax asset, due to the uncertainty of future utilization. The Company has approximately $25.4 million and $10.8 million of federal and state NOL carryovers as of March 31, 2005. These carryovers may be limited in their usage to offset against future taxable income since it is likely that the Company had gone through a Section 382 ownership change (a greater than 50% ownership change). As such, the NOL carryovers may not be fully utilized.

NOTE 11. LICENSE AND TECHNOLOGY AGREEMENTS

On June 25, 2004, the Company and Vitusa Products, Inc. ("Vitusa") entered into a Distribution Agreement (the "Vitusa Agreement"), pursuant to which Vitusa acquired the non-exclusive right to distribute the Company's NanoFilterCX(TM) cigarette filter product and any other product marketed by the Company for use in Tobacco filtration during the term of the Vitusa Agreement. Vitusa is a leading supplier of additives to the filter and tobacco filter manufacturing industries. The information herein is qualified in its entirety by reference to the Vitusa Agreement, including all annexes, exhibits and schedules attached thereto.

On August 13, 2004 (the "Effective Date"), the Company and Kidde Fire Fighting, Inc., a Pennsylvania corporation ("Kidde"), entered into a Development and License Agreement (the "Agreement"), pursuant to which, among other things, we agreed with Kidde to develop, produce, market and commercialize decontaminant foam products. This agreement required Kidde to pay us a license fee in the amount of $100,000 and a fee in the amount of $100,000 in consideration for the assignment of the trademark, All-Clear. These fees were paid in two equal installments. As required by the agreement, the first installment was paid in August 2004 and the second installment was paid in November 2004. Pursuant to the agreement, we are responsible for formulating existing products and Kidde is responsible for developing manufacturing processes relating to the existing products. The term of this agreement is for the life of the patents, which have not been issued yet and are subject to pending patent applications, or if no patents or patent applications are applicable, then the term is for 15 years. If a competitor develops a similar product that eliminates the possibility that the product we developed can compete with such product, the agreement would be mutually terminated over a six month period. The All-Clear product has been developed and tested and is being marketed internationally to foreign governments, militaries and companies and has been presented to the U.S. Department of Homeland Security and the U.S. Department of Defense. Before it can be marketed and sold in the United States other than to the U.S. Department of Defense, an application for registration of the product must be submitted to the EPA specifically necessitating registration either as a sterilant or as a newly proposed anthrax inactivation formula. All efficacy and toxicity testing has been completed and the application will be submitted to the EPA by the end of July 2005. Once the application is formally submitted, we believe that it could take at least eight months to receive approval of the labeling for use on the product and final EPA registration. All-Clear has successfully passed the Boeing Series D6-17487, Revision P, corrosion test for use of foam on aircraft exteriors. This was required to prove non-corrosive capability and is key for Air Forces and commercial airlines worldwide. Internationally, All-Clear is currently being evaluated by the Canadian DOD and several European, Asian and Middle Eastern countries. If Kidde is able to successfully market the product, we would earn royalties on the number of products sold in a Kidde fiscal year, as defined in the agreement. The royalties are computed on the number of products sold and do not include reductions for expenses associated with the production, marketing and sale of the product.

NOTE 12. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options were granted under the plan for the years ended March 31, 2005 and 2004, and since inception (March 20, 2002). Options that were granted under a stock option plan of the Company prior to its merger with USDR Global Aerospace, Ltd. on May 17, 2002 have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", during the years ended March 31, 2005 and 2004, and since inception (March 20, 2002). In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123R on the Company's financial statement.

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

On April 23, 2004 we entered into agreements resulting in the issuance of 1,147,950 shares of restricted common stock for the repayment of $378,823 in principal related to loans advanced to us by our Directors.

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

On September 17, 2004, the Company granted 1,169,199 shares of common stock under the 2002 Stock Plan to employees in lieu of salaries with an award valuation of $198,763, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized an additional $35,076 as additional non-cash expense for the difference between the fair value of the stock and the salaries due.

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

The Company has accrued payroll taxes relating to the issuance of common stock in lieu of wages in accrued salaries and expense during the fiscal year ended March 31, 2005, and the Company recorded $82,579 in other receivables for the employee's portion of the taxes due to the Company.

During the years ended March 31, 2005 and 2004, the Company granted a total of 5,518,855 and 1,003,097 shares of common stock to consultants in consideration for services, having a total fair market value of $1,042,483 and $210,850, respectively.

During the years ended March 31, 2005 and 2004, the Company granted a total of 4,145,253 and 1,563,279 shares of common stock to attorneys in consideration for legal services, having a total fair market value of $475,839 and $301,611, respectively.

NOTE 13. CONTINGENT LIABILITIES

Pending or Threatened Legal Proceedings

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company's results of operations for that period or future periods.

In connection with the SEC matter described in Part I, Item 3, the Company is actively seeking a negotiated settlement. However, no settlement has yet been mutually accepted by the parties involved. Due to the uncertainties inherent in this matter, the Company can provide no assurance that it or its officers and directors will settle the matter with the SEC. The Company currently is unable to estimate with reasonable certainty the possible loss or range of loss for this matter.

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

By letter dated May 27, 2005, TIAX LLC notified the Company that TIAX believed that the Company was in default under the Patent and Technology License Agreement dated July 25, 2003, as amended, between TIAX and the Company for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, the Company responded to TIAX, stating that it disagreed with TIAX's assessment of the amounts due TIAX under this agreement. The Company also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by the Company and Kidde, and that the Company did not believe that this new product was subject to its agreement with TIAX. The Company has made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by the Company from Kidde. On July 19, 2005, TIAX rejected the Company's counter-proposal to modify the payment terms of the agreement and notified the Company that TIAX will exercise its right to terminate the agreement, unless the Company pays $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has entered as accounts payable in its financial statements for the fiscal year ended March 31, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, the Company is taking the position that the agreement has already terminated as of June 28, 2005. It is the Company's understanding that TIAX disagrees with this position. It is possible that this dispute may result in litigation initiated by TIAX. The Company believes that the product that Kidde is producing under license from the Company comprises a new formula that is the intellectual property of the Company and Kidde.

Other

On March 30, 2005, the Company issued to certain of its attorneys 957,706 shares of common stock under the Amended and Restated 2002 Stock Plan as collateral to secure an obligation to pay outstanding legal fees in the amount of $100,559.19 (the "Outstanding Obligation"). The holders of the shares have the right to sell them at any time, subject to and in accordance with applicable law or regulation. All the proceeds from the sale of such shares will be applied to the Outstanding Obligation. The holders of the shares may sell only enough shares to cover the Outstanding Obligation, or sell all the shares and apply any proceeds in excess of the Outstanding Obligation to additional legal fees. If the holders elect to sell only enough shares to pay the Outstanding Obligation, they may return any excess shares to the Company for cancellation. If the proceeds from the sale of such shares is not equal to or greater than the amount of the Outstanding Obligation, then the holders will have the right to seek payment of the difference in cash from the Company.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of "Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Grant Thornton LLP, the independent accountants who had been engaged by us as the principal accountants to audit our consolidated financial statements, resigned effective April 14, 2004.

      The report of Grant Thornton LLP on the financial statements of the Company as of and for the years ended March 31, 2003 and period ended March 31, 2002 did not contain an adverse opinion, or a disclaimer of opinion, however the report was modified as to the Company's ability to continue as a going concern. The report was not qualified or modified as to audit scope or accounting principles. During the fiscal years ended March 31, 2003 and period ended March 31, 2002 and the interim period from April 1, 2003 through the date of resignation, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

      On April 21, 2004, the Company engaged the firm of Grobstein, Horwath & Company LLP as its new auditor. The decision to retain the services of Grobstein, Horwath & Company LLP was approved by the Company's Board of Directors.

      Prior to engaging Grobstein, Horwath & Company LLP, the Company had not consulted Grobstein, Horwath & Company LLP regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with Grobstein, Horwath & Company LLP regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the year ended March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls over financial reporting.

      There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

      As of March 31, 2005, our officers and directors were:

NAME               AGE      TITLE

John Robinson      51       Chief Executive Officer, Chairman of the Board

Julie Seaman       45       Chief Financial officer, Treasurer, and Secretary

      There is a family relationship of marriage between the directors and officers of USGN.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2005, we believe that all reporting requirements applicable to our executive officers, directors and more than ten percent stockholders were complied with for the fiscal year ended March 31, 2005, except as follows:

John Robinson

On April 6, 2004, Mr. Robinson filed a form 4 disclosing the acquisition of 159,337 shares on March 16, 2004 ($.66/share).

On May 10, 2004, Mr. Robinson filed a form 4 disclosing the sale of 100,000 shares on May 5, 2004 ($.37/share).

On September 20, 2004, Mr. Robinson filed a form 4 to disclose the following :

o     a sale on April 14, 2004 of 100,000 shares at $.67/share;
o     a sale on August 27, 2004 of 117,337 shares at $.253/share; and
o the acquisition (loan payment) of 2,094,150 shares at $.29/share on August 3, 2004.

Julie Seaman

On April 6, 2004, Ms. Seaman filed a form 4 to disclose the acquisition of 83,654 shares on March 16, 2004 ($.66/share).

On May 11, 2004, Ms. Seaman filed a form 4 to disclose the sale of 8,000 shares on May 6, 2004 ($.39/share) and the sale of 75,654 on May 7, 2004
($.37/share). The sale on May 6, 2004 was reported late by one day because there was a weekend in between, however, the sale on May 7, 2004 was actually reported timely.

On September 22, 2004, Ms. Seaman filed a form 4 to disclose the following:

      a sale on March 11, 2004 of 80,000 shares at $.685/share;
      a sale on March 16, 2004 of 20,000 shares at $.64/share;
      a sale on March 17, 2004 of 25,000 shares at $.593/share;
      a sale on March 25, 2004 of 55,000 shares at $.852/share; and the acquisition (loan payment) of 465,902 shares at $.29/share on August 3, 2004.

CODE OF ETHICS

      We adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and our employees on January 21, 2004. We will provide to any person without charge, upon request, a copy of our code of ethics. A request for a copy should be made in writing to US Global Nanospace, Inc.,
Attn.: Secretary, 2533 N. Carson St., Suite 5107, Carson City, NV 89706.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all incentive stock option plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer for all services rendered in all capacities to us for each of our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                                                              ----------------------
                                            ANNUAL COMPENSATION               AWARDS                         PAYOUTS
                                ------------------------------------------------------------------------------------
                                                               Other           Restricted                               All Other
                                                               Annual          Stock Awards   Securities      LTIP      Compensation
Name and Principal              Salary          Bonus          Compensation    ($)            Underlying      Payout    ($)
Position               Year     ($)             ($)            ($)                            Options/SAR     ($)
John Robinson          2005     $401,539(1)          0               0              0              0             0           0
CEO                    2004     $472,561(2)     $400,000(2)          0              0              0             0           0
                       2003     $125,000(3)          0               0              0              0             0           0

Julie Seaman           2005     $210,807(4)          0
CFO                    2004     $135,715(5)     $125,000(5)          0              0              0             0           0
                       2003           0              0               0              0              0             0           0

(1) Mr. Robinson's salary was accrued but unpaid as of March 31, 2005.
(2) Mr. Robinson received no cash compensation during the year ended March 31, 2004. Instead, he received a total of 2,523,313 shares of the Company's common stock as compensation (i) for ordinary services rendered to us during that period, (ii) as a bonus for extraordinary services rendered to us during that period, and (iii) in payment of compensation totaling $125,000 accrued but unpaid during the year ended March 31, 2003. The stock had a total fair market value of $872,561.
(3) Mr. Robinson's salary was accrued but unpaid as of March 31, 2003.
(4) Ms. Seaman's salary was accrued but unpaid as of March 31, 2005.
(5) Ms. Seaman received no cash compensation during the fiscal year ended March 31, 2004. Instead, she received a total of 770,338 shares of the Company's common stock as compensation for ordinary services rendered during the fiscal year ended March 31, 2004 and for extraordinary services rendered during the same period. The stock had a total fair market value of $260,715.

STOCK OPTIONS

      There were no stock options granted to executive officers during the fiscal year ended March 31, 2005 and there was no exercise of incentive stock options during the last completed fiscal year by the executive officers.

DIRECTOR COMPENSATION

      There is no standard or individual compensation package for any of the directors.

EMPLOYMENT CONTRACTS

      We have no employment contracts with our Chief Executive Officer, Mr. John Robinson, or with our Chief Financial Officer, Ms. Julie Seaman.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information as of July 7, 2005 as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each executive officer and director of USGN and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

                           Name and Address               Security Ownership              Percentage
      Title of                     Of                      Amount and Nature                  Of
       Class               Beneficial Owners            Of Beneficial Ownership              Class
      Common        John Robinson
                    2533 North Carson Street, #5107             53,098,175                   46.50%
                    Carson City, NV 89706
      Common        Julie Seaman
                    2533 North Carson Street #5107               1,923,135                    1.68%
                    Carson City, NV 89706
                    Officers and Directors as a group
                    (2 persons)                                 55,021,310                   48.18%

      (1) There are no shares that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million, and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. For the year ended March 31, 2005, the Company incurred a total of $31,653 in royalties from this agreement that were owed as of March 31, 2005.

      John Robinson, our Chief Executive Officer and director, controls Aerospace, which has licensed intellectual property to the Company. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services, based on actual costs, totaling approximately $2.9 million for which the Company currently owes Aerospace $299,233 as of March 31, 2005. As of January 1, 2003, Aerospace substantially discontinued all of its operations and the Company hired certain individuals previously employed by Aerospace.

      On May 11, 2005, we entered into an agreement resulting in the issuance of 1,763,572 shares of restricted common stock for the repayment of $112,869 in principal and interest related to loans advanced to us by Aerospace.

      John Robinson, our Chief Executive Officer and director, also controls USDR, Inc. On May 11, 2005, we entered into an agreement resulting in the issuance of 2,971,132 shares of restricted common stock for the repayment of $190,152 in principal and interest related to loans advanced to us by USDR, Inc.

      As of March 31, 2005, John Robinson guaranteed the Company's bank loan in the amount of $1,225,000. The loan is due to be repaid on May 15, 2008. As of March 31, 2005, the Company had an outstanding principal balance of $805,768 and accrued interest totaled $3,134.

      On May 1, 2003, Julie Seaman, our Chief Financial Officer and director, guaranteed our payment and performance of a lease entered into for our research division.

      On April 23, 2004 we entered into agreements resulting in the issuance of 1,147,950 shares of restricted common stock for the repayment of $378,823 in principal related to loans advanced to us by John Robinson and Julie Seaman.

      On August 8, 2004 we entered into agreements resulting in the issuance of 2,560,052 shares of restricted common stock for the repayment of $742,416 in principal and interest related to loans and expenses advanced to us by John Robinson and Julie Seaman.

ITEM 13. EXHIBITS

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

10.34 Agreement to Convert Debt between the Company and Robin Bailey dated August 3, 2004 (9)

10.35 +Development and License Agreement between the Company and Kidde Fire Fighting Inc. dated August 13, 2004 (8)

10.36 Change in Terms Agreement between the Company and Western Security Bank dated September 30, 2004 (9)

10.37 Change in Terms Agreement dated October 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV) (9)

10.38 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV).(12)

10.39 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd.(12)

10.40 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR Aerospace, Ltd.(13)

10.41 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR, Inc.(13)

14          Code of Ethics (7)

23.1        Consent of Grobstein, Horwath & Company LLP

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

(5) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on September 10, 2003.

(6) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003.

(7) Incorporated by reference from a Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2004.

(8) Incorporated by reference from a Form 8-K/A filed with the Securities and Exchange Commission on June 1, 2005.

(9) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(10) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on November 16, 2004.

(11) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on February 9, 2005.

(12) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on February 25, 2005.

(13) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) AUDIT FEES

      The aggregate fees billed by the Company's principal accountant, Grobstein, Horwath, & Company LLP for the audit and review of the Company's annual financial statements at March 31, 2004 and 2005, and for review of the Company's quarterly 10-QSBs and services provided for regulatory filings during the period April 1, 2004 through March 31, 2005 were $156,758 as of this filing date.

      The aggregate fees billed by the Company's previous accountant, Grant Thornton LLP for the audit and review of the Company's annual financial statements at March 31, 2004 were $5,830.

      (2) AUDIT-RELATED FEES

      NONE

      (3) TAX FEES

      The aggregate fees billed by the Company's principal accountant, Grobstein, Horwath, & Company LLP for tax preparation and advice for year ended March 31, 2004 was $6,500.

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                US GLOBAL NANOSPACE, INC.

Date: July 22, 2005
                                By: /s/ John Robinson
                                    -----------------------------------------
                                    John Robinson, Chairman and Chief Executive
                                    Officer


                                By: /s/ Julie Seaman
                                    -----------------------------------------
                                    Julie Seaman, Secretary and Chief Financial
                                    Officer

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                            Title                                   Date


                                Chairman, Chief Executive          July 22, 2005
/s/ John Robinson               Officer and director
--------------------------
John Robinson


                                Treasurer, Chief Financial         July 22, 2005
/s/ Julie Seaman                Officer and director
--------------------------
Julie Seaman