Form 10QSB
period 2005-06-30
US GLOBAL NANOSPACE  INC
filed 2005-08-15
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 3, 2005 the issuer had 114,185,178 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            US GLOBAL NANOSPACE, INC.

                                      INDEX

                                                                       PAGE
PAR   T I                                                             NUMBER

Item 1 - Financial Statements

         Balance Sheets as of June 30, 2005 (unaudited)
                  and March 31, 2005                                    3

         Statements of Operations - Three Months Ended
                  June 30, 2004 and 2005 and
                  since inception (March 20, 2002)                      4
                  through June 30, 2005 (unaudited)

         Statement of Stockholders' Deficit -
                  Three Months Ended June 30, 2005                      5
                  (unaudited)

         Statements of Cash Flows - Three Months Ended
                  June 30, 2004 and 2005 and
                  since inception (March 20, 2002)                      6
                  through June 30, 2005 (unaudited)

         Notes to the Financial Statements                              7  -  11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11  -  16

Item 3 - Controls and Procedures                                        17

PART II

Item 1 - Legal Proceedings                                              17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    17

Item 3 - Defaults Upon Senior Securities                                17

Item 4 - Submission of Matters to a Vote of Security Holders            17

Item 5 - Other Information                                              18

Item 6 - Exhibits                                                       18

Signature Page

PART I - ITEM 1  FINANCIAL STATEMENTS

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                                 BALANCE SHEETS

                                                                            June 30,        March 31,
                                                                              2005            2005
                                                                          (Unaudited)
                                                                          ------------    ------------
ASSETS
CURRENT ASSETS
    Cash                                                                  $      1,141    $     53,547
    Accounts receivable                                                         96,579         120,502
    Other receivables                                                          106,739          82,579
    Prepaid expenses                                                            35,000              --
    Inventory                                                                   62,579           1,729
                                                                          ------------    ------------

       Total current assets                                                    302,038         258,357

NONCURRENT ASSETS
    Deposits                                                                    11,000          11,000
                                                                          ------------    ------------

       Total assets                                                       $    313,038    $    269,357
                                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current maturities of bank note payable                               $    240,988    $    237,608
    Accounts payable                                                           708,608         683,302
    Accrued salaries and expenses                                              963,166         787,547
    Accrued interest                                                             6,585          24,219
    Related party payable                                                      333,475         330,887
    Loans payable                                                              226,700         308,229
                                                                          ------------    ------------

       Total current liabilities                                             2,479,522       2,371,790
                                                                          ------------    ------------

BANK NOTE PAYABLE, less current portion                                        509,507         568,162
                                                                          ------------    ------------

STOCKHOLDERS' DEFICIT
    Preferred stock authorized, 10,000,000 shares $0.01 par value,
       none issued or outstanding                                                   --              --
    Common stock authorized, 300,000,000 shares $0.001 par value,
       114,185,178 and 105,752,751 issued and outstanding, respectively        113,227         104,794
    Additional paid-in capital                                              16,032,352      15,413,845
    Deferred compensation and services                                          (4,262)         (7,460)
    Deficit accumulated during the development stage                       (18,817,308)    (18,181,774)
                                                                          ------------    ------------

       Total stockholders' deficit                                          (2,675,991)     (2,670,595)
                                                                          ------------    ------------

       Total liabilities and stockholders' deficit                        $    313,038    $    269,357
                                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                               Cumulative
                                                                               results of
                                                                               operations
                                                                           from March 20, 2002
                                             Three Months    Three Months  (date of inception)
                                                Ended            Ended           through
                                            June 30, 2005    June 30, 2004    June 30, 2005
                                            -------------    -------------    -------------
REVENUES                                    $      93,577    $      94,688    $     950,127
COST OF REVENUES                                   37,552           73,271          445,834
                                            -------------    -------------    -------------

       Gross Profit                                56,025           21,417          504,293
                                            -------------    -------------    -------------

OPERATING EXPENSES
   Research and development
     Non-cash services                             33,828               --           85,873
     Other research and development               141,193          137,549        3,516,449
   General and administrative
     Non-cash compensation and services           129,078          488,049        8,091,172
     Other general and administrative             368,336          439,156        7,756,657
                                            -------------    -------------    -------------

       Total operating expenses                   672,435        1,064,754       19,450,151
                                            -------------    -------------    -------------

       Operating loss                            (616,410)      (1,043,337)     (18,945,858)
                                            -------------    -------------    -------------

OTHER INCOME (EXPENSE)
   Debt restructure                                    --               --          918,573
   Other income                                     7,500               --           65,452
   Interest expense                               (26,624)         (56,584)        (855,475)
                                            -------------    -------------    -------------

       Total other income (expense)               (19,124)         (56,584)         128,550
                                            -------------    -------------    -------------

       NET LOSS                             $    (635,534)   $  (1,099,921)   $ (18,817,308)
                                            =============    =============    =============

Net loss per share, basic and diluted       $       (0.01)   $       (0.01)   $       (0.22)
                                            =============    =============    =============
Basic and diluted weighted average
   number of common shares                    111,550,100       88,656,206       84,401,939


The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                        Three Months Ended June 30, 2005
                                   (Unaudited)

                                                                                                      Accumulated
                                                                       Additional       Deferred      During the         Total
                                               Common Stock              Paid-in      Compensation    Development     Stockholders'
                                          Shares          Amount         Capital      and Services       Stage          Deficit
                                       ------------    ------------    ------------   ------------    ------------    ------------
Balance at April 1, 2005                105,752,751    $    104,794    $ 15,413,845   $     (7,460)   $(18,181,774)   $ (2,670,595)

Issuance of common stock on April 1,
2005 in consideration for services at
$0.097 per share                          1,055,986           1,056         101,375                                        102,431

Issuance of common stock on April 8,
2005 in consideration for wages at
$0.09 per share                           1,822,090           1,822         162,166                                        163,988

Issuance of common stock on May 3,
2005 in consideration for services at
$0.08 per share                              94,325              94           7,452                                          7,546

Issuance of common stock on May 9,
2005 in consideration for accounts
payable at $0.069 per share                 346,522             347          23,563                                         23,910

Issuance of common stock on May 11,
2005 in consideration for notes
payable at $0.064 per share               4,734,704           4,735         298,286                                        303,021

Issuance of common stock on May 18,
2005 in consideration for services
at $0.07 per share                          300,000             300          20,700                                         21,000

Issuance of common stock on June 1,
2005 in consideration for services
at $0.064 per share                          78,800              79           4,965                                          5,044

Amortization of deferred compensation
and services                                                                                 3,198                           3,198

Net loss for the period                                                                                   (635,534)       (635,534)
                                       ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 2005                114,185,178    $    113,227    $ 16,032,352   $     (4,262)   $(18,817,308)   $ (2,675,991)
                                       ============    ============    ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                    Cumulative
                                                                                               results of operations
                                                                                                from March 20, 2002
                                                                  Three months    Three months  (date of inception)
                                                                     ended           ended           through
                                                                  June 30, 2005   June 30, 2004   June 30, 2005
                                                                  -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                   $    (635,534)  $  (1,099,921)  $ (18,817,308)
       Adjustments to reconcile net loss to net
         cash used in operating activities
              Common stock issued for services                          162,906         488,049       8,177,045
              Forgiveness of loans and accounts payable                      --              --        (918,573)
      Changes in operating assets and liabilities:
                  Accounts receivable                                    23,923         (21,259)        (96,579)
                  Other receivables                                     (24,160)         19,318        (106,739)
                  Prepaid expenses                                      (35,000)             --         (35,000)
                  Inventory                                             (60,850)             --         (62,579)
                  Deposits                                                   --              --         (11,000)
                  Accounts payable                                       49,216         167,302       2,416,447
                  Accrued salaries and expenses                         315,920         313,234       4,673,256
                  Accrued interest                                       (6,842)         23,418         413,369
                  Related party payable                                   2,588           3,313         333,475
                                                                  -------------   -------------   -------------
                          Net cash used in operating activities        (207,833)       (106,546)     (4,034,186)
                                                                  -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Cash acquired in conjunction with share
               exchange agreement                                            --              --           2,946
                                                                  -------------   -------------   -------------

          Net cash provided by investing activities                          --              --           2,946
                                                                  -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                     --              --       1,650,000
         Payments on bank note payable                                  (55,273)       (300,000)       (899,505)
         Proceeds from loans payable                                    210,700         396,600       3,139,805
         Payments on loans payable                                           --              --         (12,919)
         Proceeds from issuance of common stock                              --              --         155,000
                                                                  -------------   -------------   -------------

               Net cash provided by financing activities                155,427          96,600       4,032,381
                                                                  -------------   -------------   -------------

Net increase (decrease) in cash                                         (52,406)         (9,946)          1,141

Cash at beginning of period                                              53,547          18,437              --
                                                                  -------------   -------------   -------------

Cash at end of period                                             $       1,141   $       8,491   $       1,141
                                                                  =============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES
          Cash paid for:
                    Interest                                      $      33,085   $      31,556   $     423,384
                                                                  =============   =============   =============
                    Income Taxes                                  $          --   $          --   $      13,288
                                                                  =============   =============   =============
         Accounts payable acquired in conjunction with share
           exchange agreement                                     $          --   $          --   $      (2,500)
                                                                  =============   =============   =============

         Common stock issued in exchange for accounts payable     $      23,910   $          --   $   1,709,459
                                                                  =============   =============   =============

         Common stock issued in exchange for loans payable
              and accrued interest                                $     303,021   $     378,823   $   2,389,278
                                                                  =============   =============   =============

         Common stock issued in exchange for wages                $     140,301   $     209,363   $   3,710,090
                                                                  =============   =============   =============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of US Global Nanospace, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2005.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. At June 30, 2005, all options and warrants have expired and there were no shares of potentially issuable common stock. Because of the net loss for the three months ended June 30, 2005 and 2004, and from inception (March 20, 2002) through June 30, 2005, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

REVENUE RECOGNITION

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", and as amended by SAB No. 104, "Revenue Recognition". Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue from product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licenses, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current year presentation. In the June 30, 2004 10-QSB statements of cash flows, we included an increase in other receivables of $19,318 in investing activities, and an incerase in related party payable of $3,313 in financing activities. These amounts are now classified as operating activities.

NOTE 2. MANAGEMENT PLANS

The Company is considered a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is a solutions oriented, research and development company that specializes in identifying, developing, and commercializing advanced technologies and products for integration into the defense and health and safety markets. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. Currently, most of the Company's products are being developed for defense and health and safety applications. Operating revenues have been generated in the amount of $93,577 for the three months ended June 30, 2005. Since inception, the Company obtained loans from a bank for amounts up to $1,650,000 and the Company has received $3,139,805 in loans from third parties, existing shareholders and directors. The Company does not manufacture or distribute its products on a commercial scale. Under the Development and License Agreement between the Company and Kidde Firefighting, Inc. dated as of August 13, 2004, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of the Company's All-Clear product. In addition, the Company is in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell its products on a commercial scale worldwide. The Company is also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of its products. In addition, in order to conserve the Company's cash, the officers and employees of the Company have been deferring their salaries, and the employees accepted shares of the Company's common stock in lieu of cash. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from sales or licenses of its products, it will be required to seek financing from its largest shareholder, who has provided financing and a loan guarantee for the Company in the past. The shareholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 3. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. As of June 30, 2005, the Company has incurred a total of $33,251 in royalties associated with this agreement.

NOTE 4. LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. On June 30, 2004, the loan was amended to include amounts up to $200,000, and to extend the maturity date to December 31, 2004. On December 30, 2004, the maturity date was extended to February 28, 2005. The Company owed Aerospace $112,869, including accrued interest, under this loan agreement and on May 11, 2005, Aerospace accepted restricted common stock in exchange for this loan.

The Chairman of the Company has continued to provide cash to support the Company's operations. The Chairman of the Company also controls USDR(NV), Inc. ("USDR"). On June 6, 2003, the Company entered into a loan agreement with USDR for amounts up to $125,000. On June 11, 2004, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matured on December 31, 2004. On December 30, 2004, the loan was amended to extend the maturity date to February 28, 2005. The Company owed USDR $190,152, including accrued interest, under this loan agreement and on May 11, 2005, USDR accepted restricted common stock in exchange for this loan. On May 13, 2005, the Company entered into a loan agreement with USDR for amounts up to $350,000. The loan bears interest at 10% per annum and matures on August 13, 2005. The Company owed USDR $211,444, as of June 30, 2005, under this loan agreement

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $19,547, including accrued interest, as of June 30, 2005. The shareholder has agreed to extend the loans, date to be determined.

NOTE 5. RELATED PARTY PAYABLE

The Chairman of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 3, under which we owe Aerospace $33,251 in royalties as of June 30, 2005. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services, based on actual costs, totaling approximately $2.9 million for which the Company currently owes Aerospace $300,224 as of June 30, 2005. Aerospace has also provided manufacturing and office equipment to support operations. As of January 1, 2003, Aerospace substantially discontinued its operations and the Company hired certain individuals previously employed by Aerospace.

NOTE 6. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The loan is secured by the assets of the Company and guaranteed by the Company's Chairman. As of June 30, 2005, the Company had an outstanding principal balance of $750,495 and accrued interest totaled $2,294.

NOTE 7. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan that is accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options have been granted under the plan since inception (March 20, 2002). Options that were granted under a stock option plan of the Company prior to its merger with USDR Global Aerospace, Ltd. on May 17, 2002 have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", during the periods ended June 30, 2005 and 2004, and since inception (March 20, 2002). In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123R on the Company's financial statement.

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

On April 8, 2005, the Company granted 1,822,090 shares of common stock under the 2002 Stock Plan to recipients in lieu of wages with an award valuation of $140,301, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized $23,688 as additional non-cash expense for the difference between the fair value of the stock and the wages due.

The Company has accrued payroll taxes relating to the issuance of common stock in lieu of wages in accrued salaries and expenses at the three months ended June 30, 2005, and the Company recorded $106,739 in other receivables for the employee's portion of the taxes due to the Company.

NOTE 8. CONTINGENT LIABILITIES

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

In connection with the SEC matter described in Part II, Item 1, the Company is actively seeking a negotiated settlement. However, no settlement has yet been mutually accepted by the parties involved. Due to the uncertainties inherent in this matter, the Company can provide no assurance that it or its officers and directors will settle the matter with the SEC. The Company currently is unable to estimate with reasonable certainty the possible loss or range of loss for this matter.

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

By letter dated May 27, 2005, TIAX LLC notified the Company that TIAX believed that the Company was in default under the Patent and Technology License
Agreement dated July 25, 2003, as amended, between TIAX and the Company for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, the Company responded to TIAX, stating that it disagreed with TIAX's assessment of the amounts due TIAX under this agreement. The Company also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by the Company and Kidde, and that the Company did not believe that this new product was subject to its agreement with TIAX. The Company has made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by the Company from Kidde. On July 19, 2005, TIAX rejected the Company's counter-proposal to modify the payment terms of the agreement and notified the Company that TIAX will exercise its right to terminate the agreement, unless the Company pays $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has reflected as accounts payable in its financial statements as of June 30, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, the Company is taking the position that the agreement has already terminated as of June 28, 2005. It is the Company's understanding that TIAX disagrees with this position. It is possible that this dispute may result in litigation initiated by TIAX. The Company believes that the product that Kidde is producing under license from the Company comprises a new formula that is the intellectual property of the Company and Kidde.

Other

On March 30, 2005, the Company issued to certain of its attorneys 957,706 shares of common stock under the Amended and Restated 2002 Stock Plan as collateral to secure an obligation to pay outstanding legal fees in the amount of $100,559 (the "Outstanding Obligation"). The holders of the shares have the right to sell them at any time, subject to and in accordance with applicable law or regulation. All the proceeds from the sale of such shares will be applied to the Outstanding Obligation. The holders of the shares may sell only enough shares to cover the Outstanding Obligation, or sell all the shares and apply any proceeds in excess of the Outstanding Obligation to additional legal fees. If the holders elect to sell only enough shares to pay the Outstanding Obligation, they may return any excess shares to the Company for cancellation. If the proceeds from the sale of such shares is not equal to or greater than the amount of the Outstanding Obligation, then the holders will have the right to seek payment of the difference in cash from the Company.

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

OVERVIEW

      We are a development stage company with expertise in the emerging field of nanotechnology. The Company is a solutions oriented, research and development company that specializes in identifying, developing, and commercializing advanced technologies and products for integration into the defense and health and safety markets. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. Currently, most of the Company's products are being developed for defense and health and safety applications. We are currently focusing our efforts on licensing and marketing the products that we have developed for defense and health and safety applications. Our target customers for these materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulation.

      Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $18,817,308 since inception through June 30, 2005. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

      We recognize  revenues in accordance  with SEC Staff  Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", and as amended by SAB No. 104, "Revenue Recognition". Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the three months ended June 30, 2005, our revenues were primarily derived from product sales. Revenue from product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licenses, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2005 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2004

      Our revenues from operations for the quarter ended June 30, 2005 were $93,577 as compared to revenues of $94,688 for the quarter ended June 30, 2004. Our revenues began to increase during the quarter ended June 30, 2004 as we began to offer some of our developed products in limited quantities. We continue to offer these products on a limited basis as we focus on licensing and marketing efforts. During the three months ended June 30, 2005, our revenues were primarily derived from the sales of our radomes. We anticipate our revenues to increase over the following period.

      Our cost of revenues from operations for the quarter ended June 30, 2005 was $37,552 as compared to cost of revenues of $73,271 from the quarter ended June 30, 2004. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs. This decrease is attributable to the fact that we have had to rely less on outside vendors and contractors for the quarter end June 30, 2005.

      During the quarter ended June 30, 2005, we spent $175,021 on research and development as compared to $137,549 for research and development during the quarter ended June 30, 2004. Of this amount from the quarter ended June 30, 2005, $33,828 was expense we incurred for services in relation to non-cash compensation. We paid our consultants with our common stock in order to conserve cash. Our overall research and development costs slightly increased because we focused on the development of our products during this period. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

      During the quarter ended June 30, 2005, we incurred $129,078 in expenses related to general and administrative non-cash compensation as compared to $488,049 related to general and administrative non-cash compensation during the quarter ended June 30, 2004. Of this amount from the quarter ended June 30, 2004, $399,743 was non-cash general and administrative expense for deferred compensation and services related to the issuance of 7,308,215 shares of common stock pursuant to consulting agreements we entered into during the fiscal year 2002. We had continued to recognize such non-cash expense, having a total value of $6,560,317, over a two-year period. At June 30, 2004, that two-year period had ended. During the quarter ended June 30, 2005, we paid our consultants with our common stock in order to conserve cash.

      During the quarter ended June 30, 2005, other general and administrative expenses totaled $368,336 as compared to other general and administrative expenses of $439,156 for the quarter ended June 30, 2004. General and administrative expenses consist of salaries, legal fees, facility rental and utilities expense. This decrease reflects the implementation of cost cutting measures in salaries and wage expenses. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

      We had an operating loss of $616,410 for the quarter ended June 30, 2005, as opposed to an operating loss of $1,043,337 for the quarter ended June 30, 2004. We had a net loss of $635,534 for the quarter ended June 30, 2005, as compared to a net loss of $1,099,921 for the quarter ended June 30, 2004. The decrease in the operating loss and net loss is primarily attributable to the reduction in cost of revenues, the reduction in research and development costs, and the completion of recognizing non-cash general and administrative expenses for deferred compensation and services related to the consulting agreements entered into during the fiscal year 2002.

      Other income (expense) for the quarter ended June 30, 2005 was made up of $7,500 in other income we received from storage of equipment from third parties. Also included was interest expense for the quarter ended June 30, 2005 totaling $26,624 as compared to interest expense totaling $56,584 for the quarter ended June 30, 2004. Interest expense decreased because we reduced the principal on our bank note by $899,505, and reduced our loans payable.

      During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our existing products. For the quarter ended June 30, 2005, our research and development expenses totaled $175,021. We anticipate that our research and development expenses will continue to be significant.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, we had cash on hand of $1,141. Since our inception, we have incurred significant losses, and as of June 30,2 005 we had an accumulated deficit of $18,817,308. We have not achieved profitability and anticipate that we will continue to incur net losses through the following six-month period. We expect that our research and development and general and administrative expenses will continue to be significant, and as a result we will need to generate significant revenue to achieve profitability.

      From our inception through quarter ended June 30, 2005, we have financed our operations in the amount of $1,650,000 from a bank, loans in an amount of $3,139,805 from third parties, existing shareholders and directors and $1,015,579 of revenues and other income. Our primary source of cash during the quarter ended June 30, 2005 were loans totaling $210,700, revenues totaling $93,577 and other income totaling $7,500. As of June 30, 2005, we had outstanding balances under loan agreements of $983,780, consisting of $211,444 under a loan agreement with USDR, Inc., $19,547 under a loan agreement with an existing shareholder, and $750,495 principal balance and accrued interest of $2,294 under a loan agreement with a bank. The bank loan is secured by our assets and personally guaranteed by our Chairman, and matures in May 2008. We have no borrowing capacity under this bank loan.

      The Chairman of USGN controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to USGN. Since inception (March 20, 2002), based on actual costs, Aerospace has provided property and services to us totaling approximately $2.9 million for which, as of June 30, 2005, we owed Aerospace $300,224.

      Net cash used in operating activities for the quarter ended June 30, 2005 was $207,833 as compared to $106,546 in the quarter ended June 30, 2004. The primary uses of cash for the quarter ended June 30, 2005 consisted of general operating costs, cost of revenues, product research and development expenses, and reducing bank notes payable.

      In order to conserve our cash, our officers and employees have been deferring their salaries, and during the quarter ended June 30, 2005, the employees accepted shares of our common stock in lieu of cash.

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

      During the quarter ended June 30, 2005, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $303,021, accounts payable totaling $23,910, and wages totaling $140,301.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of "Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet transactions.

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

Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the quarter ended June 30, 2005 we had a net loss of $635,534. Our accumulated deficit since inception through June 30, 2005 was $18,817,308.

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

THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE DO NOT RECEIVE ADEQUATE FUNDING, WE MAY BE FORCED TO CEASE OPERATIONS.

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

THE SUCCESS OF OUR BUSINESS REQUIRES ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE. IF A DEMAND FOR OUR PRODUCTS DOES NOT DEVELOP, OUR BUSINESS WILL BE UNSUCCESSFUL.

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

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES INHERENT IN NEW BUSINESSES. OUR FAILURE TO PLAN OR FORECAST ACCURATELY COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR DEVELOPMENT.

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

WE WILL CONTINUE TO NEED MONEY TO FUND FUTURE OPERATIONS. IF WE DO NOT RECEIVE ADEQUATE FINANCING WE WOULD BE UNABLE TO CONTINUE OUR OPERATIONS.

Until we are able to generate significant revenues from licensing and the sale of our products, we will require financing for our operations. We cannot assure you that funds will be available to us on favorable terms, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our shareholders. Unavailability of funds could have a material adverse effect on our ability to continue our operations.

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

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY, WHICH WE MAY NOT BE ABLE TO ADEQUATELY PROTECT. ADDITIONALLY, THIRD PARTIES MAY ALLEGE THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY. IF WE WERE TO BECOME INVOLVED IN LITIGATION, IT WOULD BE COSTLY AND WOULD DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS OPERATIONS. THIS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

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

PART 1 - ITEM 3 CONTROLS AND PROCEDURES

      Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of June 30, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with the Securities and Exchange Commission's rules and forms.

      There were no changes in our internal controls over financial reporting identified in management's evaluation during first quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On May 9, 2005, we issued 346,522 shares of our common stock, having a value of $0.069 per share, which was the closing price of our common stock on May 9, 2005, to attorneys for legal services. The consideration received for these shares was extinguishment of debt owed to the attorneys in the amount of $23,910.

      On May 11, 2005, we issued 1,763,572 shares of our common stock, having a value of $0.064 per share, which was the closing price of our common stock on May 11, 2005, to USDR Aerospace, Ltd. The consideration received for these shares was extinguishment of debt owed to USDR Aerospace in the amount of $112,868.59.

      On May 11, 2005, we issued 2,971,132 shares our common stock, having a value of $0.064 per share, which was the closing price of the common stock on May 11,2005, to USDR, Inc. The consideration for these shares was extinguishment of debt owed to USDR, Inc. in the amount of $190,152.42. USDR Aerospace, Ltd. and USDR, Inc. are owned and controlled by John Robinson, our Chairman.

      We relied on the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of securities described above as transactions by an issuer not involving any public offering. The recipients of securities in each transaction made representations that they were accredited investors within the meaning of Regulation D under the Securities Act. They also represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act of 1933, as amended. In addition, there was no general solicitation or advertising for the acquisition of these securities.

      There were no underwritten offerings employed in connection with any of these transactions.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

      ITEM 5. OTHER INFORMATION

      On May 13, 2005, we entered into a loan agreement with USDR for amounts up to $350,000. Our Chairman controls USDR(NV), Inc. The loan bears interest at 10% per annum and matures on August 13, 2005. We owed USDR $211,444, including interest, as of June 30, 2005, under this loan agreement

      ITEM 6. EXHIBITS

      The exhibits listed in the Exhibit Index are filed as part of this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      US GLOBAL NANOSPACE, INC.

                                      By: /s/ Carl Gruenler
                                          --------------------------------------
Date:  August 15, 2005                    Carl Gruenler, Chief Executive Officer


                                      By: /s/ Julie Seaman
                                          --------------------------------------
Date:  August 15, 2005                    Julie Seaman, Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit No.       Description

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

10.35 +Development and License Agreement between the Company and Kidde Fire Fighting Inc. dated August 13, 2004 (8)

10.36 Change in Terms Agreement between the Company and Western Security Bank dated September 30, 2004 (9)

10.37 Change in Terms Agreement dated October 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV) (9)

10.38 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV).(12)

10.39 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd. (12)

10.40 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR Aerospace, Ltd. (13)

10.41 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR, Inc. (13)

10.42 Promissory Note in the amount of $350,000 dated May 13, 2005 in favor of U.S.D.R., Inc.

10.43 Employment Agreement between the Company and Carl Gruenler dated August 3, 2005

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

(9) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(10) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on November 16, 2004.

(11) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on February 9, 2005.

(12) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on February 25, 2005.

(13) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 16, 2005