Form 10QSB
period 2005-09-30
US GLOBAL NANOSPACE  INC
filed 2005-11-23
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 5, 2005 the issuer had 145,319,723 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            US GLOBAL NANOSPACE, INC.

                                      INDEX

                                                                        PAGE
  PART I                                                               NUMBER

  Item 1 - Financial Statements

           Balance Sheets as of September 30, 2005 (unaudited)
                    and March 31, 2005                                   3

           Statements of Operations - Three and Six Months Ended
                    September 30, 2004 and 2005 and
                    since inception (March 20, 2002)                     4
                    through September 30, 2005 (unaudited)

           Statement of Stockholders' Deficit -
                    Six Months Ended September 30, 2005                  5
                    (unaudited)

           Statements of Cash Flows - Six Months Ended
                    September 30, 2004 and 2005 and
                    since inception (March 20, 2002)                     6
                    through September 30, 2005 (unaudited)

           Notes to the Financial Statements                             7 - 11

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11 - 16

  Item 3 - Controls and Procedures                                      17

  PART II


Item 1 - Legal Proceedings                                             17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   17

Item 3 - Defaults Upon Senior Securities                               17

Item 4 - Submission of Matters to a Vote of Security Holders           17

Item 5 - Other Information                                             18

Item 6 - Exhibits                                                      18

Signature Page

                      PART I - ITEM 1 FINANCIAL STATEMENTS

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                                 BALANCE SHEETS

                                                                           September 30,     March 31,
                                                                                2005           2005
                                                                            (Unaudited)
                                                                           ------------     ------------
ASSETS
CURRENT ASSETS
    Cash                                                                   $     21,588     $     53,547
    Accounts receivable                                                          28,225          120,502
    Other receivables                                                           423,169           82,579
    Prepaid expenses                                                             25,800               --
    Inventory                                                                    62,569            1,729
                                                                           ------------     ------------

       Total current assets                                                     561,351          258,357

NONCURRENT ASSETS
    Deposits                                                                     11,000           11,000
                                                                           ------------     ------------

       Total assets                                                        $    572,351     $    269,357
                                                                           ============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current maturities of bank note payable                                $    242,956     $    237,608
    Accounts payable                                                            607,199          683,302
    Accrued salaries, compensation and expenses                               1,638,861          787,547
    Accrued interest                                                             15,833           24,219
    Related party payable                                                       334,729          330,887
    Loans payable                                                               234,638          308,229
                                                                           ------------     ------------

       Total current liabilities                                              3,074,216        2,371,790
                                                                           ------------     ------------

BANK NOTE PAYABLE, less current portion                                         467,158          568,162
                                                                           ------------     ------------

STOCKHOLDERS' DEFICIT
    Preferred stock authorized, 10,000,000 shares $0.01 par value,
       none issued or outstanding                                                    --               --
    Common stock authorized, 300,000,000 shares $0.001 par value,
       145,069,723 and 105,752,751 issued and outstanding, respectively         145,068          104,794
    Additional paid-in capital                                               18,862,277       15,413,845
    Deferred compensation and services                                         (162,730)          (7,460)
    Deficit accumulated during the development stage                        (21,813,638)     (18,181,774)
                                                                           ------------     ------------

       Total stockholders' deficit                                           (2,969,023)      (2,670,595)
                                                                           ------------     ------------

       Total liabilities and stockholders' deficit                         $    572,351     $    269,357
                                                                           ============     ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                           Cumulative
                                                                                                      results of operations
                                                                                                       from March 20, 2002
                                         Three Months    Three Months     Six Months      Six Months   (date of inception)
                                             Ended           Ended           Ended          Ended           through
                                         September 30,   September 30,   September 30,   September 30,    September 30,
                                             2005             2004           2005             2004           2005
                                         -------------   -------------   -------------   -------------    -------------
REVENUES                                 $      21,619   $     305,121   $     115,196   $     399,809    $     971,746
COST OF REVENUES                                 4,758          32,387          42,310         105,658          450,592
                                         -------------   -------------   -------------   -------------    -------------

       Gross Profit                             16,861         272,734          72,886         294,151          521,154
                                         -------------   -------------   -------------   -------------    -------------

OPERATING EXPENSES
   Research and development
     Non-cash services                         165,322              --         199,150              --          251,195
     Other research and development            166,994         113,556         301,288         251,105        3,676,544
   General and administrative
     Non-cash compensation and services      2,126,937          56,970       2,256,015         545,019       10,218,109
     Other general and administrative          536,138         676,843         911,373       1,115,999        8,299,694
                                         -------------   -------------   -------------   -------------    -------------

       Total operating expenses              2,995,391         847,369       3,667,826       1,912,123       22,445,542
                                         -------------   -------------   -------------   -------------    -------------

       Operating loss                       (2,978,530)       (574,635)     (3,594,940)     (1,617,972)     (21,924,388)
                                         -------------   -------------   -------------   -------------    -------------

OTHER INCOME (EXPENSE)
   Debt restructure                                 --              --              --              --          918,573
   Other income                                  5,028              --          12,528              --           70,480
   Interest expense                            (22,828)        (34,061)        (49,452)        (90,645)        (878,303)
                                         -------------   -------------   -------------   -------------    -------------

       Total other income (expense)            (17,800)        (34,061)        (36,924)        (90,645)         110,750
                                         -------------   -------------   -------------   -------------    -------------

       NET LOSS                          $  (2,996,330)  $    (608,696)  $  (3,631,864)  $  (1,708,617)   $ (21,813,638)
                                         =============   =============   =============   =============    =============

Net loss per share, basic and diluted    $       (0.03)  $       (0.02)  $       (0.03)  $       (0.18)   $       (0.25)
                                         =============   =============   =============   =============    =============
Basic and diluted weighted average
   number of common shares                 124,887,226      91,951,134     118,255,506      90,332,077       87,257,877

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       Six Months Ended September 30, 2005
                                   (Unaudited)

                                                                                                      Accumulated
                                                                       Additional       Deferred      During the         Total
                                               Common Stock              Paid-in      Compensation    Development     Stockholders'
                                          Shares          Amount         Capital      and Services       Stage          Deficit
                                       ------------    ------------    ------------   ------------    ------------    ------------
Balance at April 1, 2005                105,752,751    $    104,794    $ 15,413,845   $     (7,460)   $(18,181,774)   $ (2,670,595)

Issuance of common stock on April 1,
2005 in consideration for services at
$0.097 per share                          1,055,986           1,056         101,375                                        102,431

Issuance of common stock on April 8,
2005 in consideration for wages at
$0.09 per share                           1,822,090           1,822         162,166                                        163,988

Issuance of common stock on May 3,
2005 in consideration for services at
$0.08 per share                              94,325              94           7,452                                          7,546

Issuance of common stock on May 9,
2005 in consideration for accounts
payable at $0.069 per share                 346,522             347          23,563                                         23,910

Issuance of common stock on May 11,
2005 in consideration for notes
payable at $0.064 per share               4,734,704           4,735         298,286                                        303,021

Issuance of common stock on May 18,
2005 in consideration for services
at $0.07 per share                          300,000             300          20,700                                         21,000

Issuance of common stock on June 1,
2005 in consideration for services
at $0.064 per share                          78,800              79           4,965                                          5,044

Issuance of common stock on July 28,
2005 in consideration for accounts
payable at $0.07 per share                  868,368             868          59,917                                         60,785

Issuance of common stock on August 3,
2005 in consideration for services
at $0.065 per share                       2,000,000           2,000         128,000        (86,666)                         43,334

Issuance of common stock on August 12,
2005 in consideration for accounts
payable at $0.12 per share                  382,934             383          45,569                                         45,952

Issuance of common stock on August 18,
2005 in consideration for accounts
payable at $0.077 per share                       -             958          72,330                                         73,288

Issuance of common stock on August 25,
2005 in consideration for services
at $0.084 per share                      19,850,000          19,850       1,647,550                                      1,667,400

Issuance of common stock on
September 15, 2005 in consideration
for services at $0.13 per share           2,645,940           2,646         341,326                                        343,972

Issuance of common stock on
September 15, 2005 in consideration
For wages at $0.13 per share              1,599,275           1,599         206,307                                        207,906

Issuance of common stock on
September 27, 2005 in consideration
for services at $0.095 per share            526,316             526          49,474                                         50,000

Issuance of common stock on
September 27, 2005 in consideration
for accounts payable at $0.10 per share     339,099             339          33,571                                         33,910

Issuance of common stock on
September 29, 2005 in consideration
for accounts payable at $0.093 per share  1,167,236           1,167         107,386                                        108,553

Issuance of common stock on
September 29, 2005 in consideration
for services at $0.093 per share          1,505,377           1,505         138,495        (75,000)                         65,000

Amortization of deferred compensation
and services                                                                                 6,396                           6,396

Net loss for the period                                                                                 (3,631,864)     (3,631,864)
                                       ------------    ------------    ------------   ------------    ------------    ------------
Balance at September 30, 2005           145,069,723    $    145,069    $ 18,862,277   $   (162,730)   $(21,813,638)   $ (2,969,023)
                                       ============    ============    ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                              Cumulative
                                                                                                         results of operations
                                                                                                          from March 20, 2002
                                                                              Six months      Six months  (date of inception)
                                                                                ended           ended           through
                                                                             September 30,  September 30,    September 30,
                                                                                 2005           2004             2005
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                              $ (3,631,864)   $ (1,708,617)   $(21,813,638)
       Adjustments to reconcile net loss to net
         cash used in operating activities
              Common stock issued for services                                  2,366,198         545,019      10,380,336
              Forgiveness of loans and accounts payable                                --              --        (918,573)
      Changes in operating assets and liabilities:
                  Accounts receivable                                              92,277        (116,604)        (28,225)
                  Other receivables                                              (340,590)        (10,315)       (423,169)
                  Prepaid expenses                                                (25,800)             --         (25,800)
                  Inventory                                                       (60,840)          4,695         (62,569)
                  Deposits                                                             --           2,485         (11,000)
                  Accounts payable                                                270,295         446,391       2,637,526
                  Accrued salaries, compensation and expenses                   1,169,134         706,722       5,526,470
                  Accrued interest                                                  2,405           9,939         422,617
                  Related party payable                                             3,842          14,012         334,729
                                                                             ------------    ------------    ------------
                          Net cash used in operating activities                  (154,943)       (106,273)     (3,981,296)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Cash acquired in conjunction with share
               exchange agreement                                                      --              --           2,946
                                                                             ------------    ------------    ------------

          Net cash provided by investing activities                                    --              --           2,946
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                               --              --       1,650,000
         Payments on bank note payable                                            (95,654)       (307,708)       (939,886)
         Proceeds from loans payable                                              235,700         423,660       3,164,805
         Payments on loans payable                                                (17,062)             --         (29,981)
         Proceeds from issuance of common stock                                        --              --         155,000
                                                                             ------------    ------------    ------------

               Net cash provided by financing activities                          122,984         115,952       3,999,938
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash                                                   (31,959)          9,679          21,588

Cash at beginning of period                                                        53,547          18,437              --
                                                                             ------------    ------------    ------------

Cash at end of period                                                        $     21,588    $     28,116    $     21,588
                                                                             ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES
          Cash paid for:
                    Interest                                                 $     13,557    $     60,195    $    436,941
                                                                             ============    ============    ============
                    Income Taxes                                             $         --    $         --    $     13,288
                                                                             ============    ============    ============
         Accounts payable acquired in conjunction with share
           exchange agreement                                                $         --    $         --    $     (2,500)
                                                                             ============    ============    ============

         Common stock issued in exchange for accounts payable                $    346,398    $    241,194    $  2,031,947
                                                                             ============    ============    ============

         Common stock issued in exchange for loans payable
              and accrued interest                                           $    303,021    $  1,385,440    $  2,389,278
                                                                             ============    ============    ============

         Common stock issued in exchange for wages                           $    317,820    $    380,121    $  3,887,609
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

NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. At September 30, 2005, all options and warrants have expired and there were no shares of potentially issuable common stock. Because of the net loss for the three and six months ended September 30, 2005 and 2004, and from inception (March 20, 2002) through September 30, 2005, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current year presentation. In the September 30, 2004 10-QSB statements of cash flows, we included an increase in other receivables of $10,315 in investing activities, and an increase in related party payable of $14,012 in financing activities. These amounts are now classified as operating activities.

NOTE 2. MANAGEMENT PLANS

The Company is considered a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is a solutions oriented, research and development company that specializes in identifying, developing, and commercializing advanced technologies and products for integration into the defense and health and safety markets. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. Currently, most of the Company's products are being developed for defense and health and safety applications. Operating revenues have been generated in the amount of $115,196 for the six months ended September 30, 2005. Since inception, the Company obtained loans from a bank for amounts up to $1,650,000 and the Company has received $3,164,805 in loans from third parties, existing shareholders and directors. The Company does not manufacture or distribute its products on a commercial scale. Under the Development and License Agreement between the Company and Kidde Firefighting, Inc. dated as of August 13, 2004, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of the Company's All-Clear product. In addition, the Company is in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell its products on a commercial scale worldwide. The Company is also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of its products. In addition, in order to conserve the Company's cash, the officers and employees of the Company have been deferring their salaries, and the employees accepted shares of the Company's common stock in lieu of cash. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from sales or licenses of its products, it will be required to seek financing from its largest shareholder, who has provided financing and a loan guarantee for the Company in the past. The shareholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 3. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. As of September 30, 2005, the Company has incurred a total of $34,009 in royalties associated with this agreement.

NOTE 4. LOANS PAYABLE

The Chairman of the Company has continued to provide cash to support the Company's operations. The Chairman of the Company also controls USDR, Inc. ("USDR"). On May 13, 2005, the Company entered into a loan agreement with USDR for amounts up to $350,000. The loan bears interest at 10% per annum and matured on August 13, 2005. The Company owed USDR $221,517, including accrued interest, as of September 30, 2005, under this loan agreement. On November 8, 2005, USDR accepted restricted common stock in exchange for $173,853 on this loan, and amended the maturity date to December 31, 2005.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $19,951, including accrued interest, as of September 30, 2005. The shareholder has agreed to extend the loans, date to be determined.

NOTE 5. RELATED PARTY PAYABLE

The Chairman of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 3, under which we owe Aerospace $34,009 in royalties as of September 30, 2005. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services, based on actual costs, totaling approximately $2.9 million for which the Company currently owes Aerospace $300,720 as of September 30, 2005. Aerospace has also provided manufacturing and office equipment to support operations. As of January 1, 2003, Aerospace substantially discontinued its operations and the Company hired certain individuals previously employed by Aerospace. On November 7, 2005, Aerospace accepted restricted common stock in exchange for $300,720 for such services.

NOTE 6. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The loan is secured by the assets of the Company and guaranteed by the Company's Chairman. As of September 30, 2005, the Company had an outstanding principal balance of $710,114 and accrued interest totaled $9,004.

NOTE 7. STOCK-BASED COMPENSATION

The Company has stock-based compensation plans that are accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options have been granted under the plans since inception (March 20, 2002). Options that were granted under a stock option plan of the Company prior to its merger with USDR Global Aerospace, Ltd. on May 17, 2002 have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", during the periods ended September 30, 2005 and 2004, and since inception (March 20, 2002). In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123R on the Company's financial statement.

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

On March 30, 2005, the Company issued to certain of its attorneys 957,706 shares of common stock under the Amended and Restated 2002 Stock Plan as collateral to secure an obligation to pay outstanding legal fees in the amount of $100,559 (the "Outstanding Obligation"). The holders of the shares had the right to sell them at any time, and on August 18, 2005 the shares were all sold. All the proceeds from the sale of such shares were applied to the Outstanding Obligation, totaling $73,288. As the proceeds from the sale of such shares were not equal to the amount of the Outstanding Obligation, the holders had the right to seek payment of the difference from the Company. On September 29, 2005, the Company issued 1,167,236 shares of common stock in consideration for the Outstanding Obligation in full.

On August 25, 2005, the Company adopted the 2005 Stock Plan (the "2005 Stock Plan"). Under the 2005 Stock Plan, officers, directors, employees, consultants, advisors and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 25,000,000 shares of the Company's common stock. The options are to be granted at not less than 85% of the fair value of the Company's common stock on the date of the grant. The options generally vest over five years and expire ten years from date of grant. The plan also allows for the granting of a stock award whereby the purchase price of the stock award granted also may not be less than 85% of the fair value of the Company's common stock. In addition the plan allows for the granting of stock bonuses. The terms of the awards and bonuses are to be determined by a committee appointed by the Board of Directors, or in the absence of a committee, by the Board of Directors.

On August 25, 2005, the Company granted 19,850,000 shares of restricted common stock under the 2005 Stock Plan to recipients and our CFO as a stock bonus for services during March 20, 2002 through August 25, 2005, having a fair market valuation of $1,667,400. 12,500,000 of these shares are subject to vesting conditions and were recorded at their fair value totaling $162,730 as deferred compensation and services, and are being recognized over the vesting period of one year.

On September 15, 2005, the Company granted 1,599,275 shares of common stock under the 2002 Stock Plan to recipients in lieu of wages with an award valuation of $177,519, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized $30,386 as additional non-cash expense for the difference between the fair value of the stock and the wages due.


The Company has accrued payroll taxes relating to the issuance of common stock in lieu of wages in accrued salaries and expenses at the six months ended September 30, 2005, and the Company recorded $423,169 in other receivables for the employee's portion of the taxes due to the Company.

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

In connection with the SEC matter described in Part II, Item 1, no settlement has yet been mutually accepted by the parties involved. Due to the uncertainties inherent in this matter, the Company can provide no assurance that it or its officers and directors will settle the matter with the SEC. The Company currently is unable to estimate with reasonable certainty the possible loss or range of loss for this matter.

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

By letter dated May 27, 2005, TIAX LLC notified the Company that TIAX believed that the Company was in default under the Patent and Technology License Agreement dated July 25, 2003, as amended, between TIAX and the Company for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, the Company responded to TIAX, stating that it disagreed with TIAX's assessment of the amounts due TIAX under this agreement. The Company also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by the Company and Kidde, and that the Company did not believe that this new product was subject to its agreement with TIAX. The Company had made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by the Company from Kidde. On July 19, 2005, TIAX rejected the Company's counter-proposal to modify the payment terms of the agreement and notified the Company that TIAX will exercise its right to terminate the agreement, unless the Company paid $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has reflected as accounts payable in its financial statements as of June 30, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, the Company is taking the position that the agreement has already terminated as of June 28, 2005. While collaborating on development of the ALL-Clear product, the Company and Kidde discovered that the formulation developed by TIAX did not meet the requirements for a commercial product. Accordingly, the Company and Kidde developed their own, alternative formulation that is more effective against chemical and biological pathogens than the TIAX formulation, and that, in addition, is non-toxic and non-Corrosive. The Company terminated its license agreement with TIAX because it is not using the TIAX licensed technology, but is instead using its own, patent-pending technology. It is the Company's understanding that TIAX disagrees with this position. It is possible that this dispute may result in litigation initiated by TIAX.


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

Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $21,813,638 since inception through September 30, 2005. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", and as amended by SAB No. 104, "Revenue Recognition". Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the three and six months ended September 30, 2005, our revenues were primarily derived from product sales. Revenue from product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licenses, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE QUARTER ENDED SEPTEMEBR 30, 2004

Our revenues from operations for the quarter ended September 30, 2005 were $21,619 as compared to revenues of $305,121 for the quarter ended September 30, 2004. Our revenues increased during the quarter ended September 30, 2004 primarily due to the licensing of our All-Clear product. During the three months ended September 30, 2005, our revenues were primarily derived from the sales of our radomes. We anticipate our revenues will fluctuate until we receive steady income from the licensing and sales of our products.

Our cost of revenues from operations for the quarter ended September 30, 2005 was $4,758 as compared to cost of revenues of $32,387 from the quarter ended September 30, 2004. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs. This decrease is attributable to the decrease in sales.

During the quarter ended September 30, 2005, we spent $332,316 on research and development as compared to $113,556 for research and development during the quarter ended September 30, 2004. Of this amount from the quarter ended September 30, 2005, $165,322 was expense we incurred for services in relation to non-cash compensation. We paid our employees and consultants with our common stock in order to conserve cash. Our overall research and development costs increased because we focused on the development of our products during this period. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the quarter ended September 30, 2005, we incurred $2,126,937 in expenses related to general and administrative non-cash compensation as compared to $56,970 related to general and administrative non-cash compensation during the quarter ended September 30, 2004. This increase is primarily due to an increase in marketing and sales, and the issuance of our restricted common stock to recipients as bonuses. During the quarter ended September 30, 2005, we paid our employees and consultants with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

During the quarter ended September 30, 2005, other general and administrative expenses totaled $536,138 as compared to other general and administrative expenses of $676,843 for the quarter ended September 30, 2004. General and administrative expenses consist of salaries, legal fees, marketing, sales, facility rental and utilities expense. This decrease is attributable to a reduction of salaries and our focus on Research and Development for the quarter.

We had an operating loss of $2,978,530 for the quarter ended September 30, 2005, as opposed to an operating loss of $574,635 for the quarter ended September 30, 2004. We had a net loss of $2,996,330 for the quarter ended September 30, 2005, as compared to a net loss of $608,696 for the quarter ended September 30, 2004. The increase in the operating loss and net loss is primarily attributable to an increase in marketing and sales, and the issuance of our restricted common stock to recipients as bonuses from the period of inception through August 25, 2005.

Other income (expense) for the quarter ended September 30, 2005 was made up of $5,028 in other income we received primarily from storage of equipment from third parties. Also included was interest expense for the quarter ended September 30, 2005 totaling $22,828 as compared to interest expense totaling $34,061 for the quarter ended September 30, 2004. Interest expense decreased because we reduced the principal on our bank note by $939,886, and reduced our loans payable.

During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our existing products. For the quarter ended September 30, 2005, our research and development expenses totaled $332,316. We anticipate that our research and development expenses will continue to be significant.

SIX MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2004

Our revenues from operations for the six months ended September 30, 2005 were $115,196 as compared to revenues of $399,809 for the six months ended September 30, 2004. Our revenues increased during the six months ended September 30, 2004 primarily due to the licensing of our All-Clear product. During the six months ended September 30, 2005, our revenues were primarily derived from the sales of our radomes.

Our cost of revenues from operations for the six months ended September 30, 2005 was $42,310 as compared to cost of revenues of $105,658 from the six months ended September 30, 2004. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs. This decrease is attributable to the decrease in sales.

During the six months ended September 30, 2005, we spent $500,438 on research and development as compared to $251,105 for research and development during the six months ended September 30, 2004. Of this amount from the six months ended September 30, 2005, $199,150 was expense we incurred for services in relation to non-cash compensation. We paid our employees and consultants with our common stock in order to conserve cash. Our overall research and development costs increased because we focused on the development of our products during this period. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the six months ended September 30, 2005, we incurred $2,256,015 in expenses related to general and administrative non-cash compensation as compared to $545,019 related to general and administrative non-cash compensation during the six months ended September 30, 2004. During the six months ended September 30, 2005, we paid our employees and consultants with our common stock in order to conserve cash. During the six months ended September 30, 2005, other general and administrative expenses totaled $911,373 as compared to other general and administrative expenses of $1,115,999 for the six months ended September 30, 2004. General and administrative expenses consist of salaries, legal fees, marketing, sales, facility rental and utilities expense. The overall increase in General and administrative expense is attributable to an increase in marketing and sales, and the issuance of our restricted common stock to recipients as bonuses. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

We had an operating loss of $3,594,940 for the six months ended September 30, 2005, as opposed to an operating loss of $1,617,972 for the six months ended September 30, 2004. We had a net loss of $3,631,864 for the six months ended September 30, 2005, as compared to a net loss of $1,708,617 for the six months ended September 30, 2004. The increase in the operating loss and net loss is primarily attributable to the increase in marketing and sales, and the issuance of our restricted common stock to recipients as bonuses.

Other income (expense) for the six months ended September 30, 2005 was made up of $12,528 in other income we received primarily from storage of equipment from third parties. Also included was interest expense for the six months ended September 30, 2005 totaling $49,452 as compared to interest expense totaling $90,645 for the six months ended September 30, 2004. Interest expense decreased because we reduced the principal on our bank note by $939,886, and reduced our loans payable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had cash on hand of $21,588. Since our inception, we have incurred significant losses, and as of September 30, 2005 we had an accumulated deficit of $21,813,638. We have not achieved profitability and anticipate that we will continue to incur net losses through the following six-month period. We expect that our research and development and general and administrative expenses will continue to be significant, and as a result we will need to generate significant revenue to achieve profitability.

From our inception through September 30, 2005, we have financed our operations in the amount of $1,650,000 from a bank, loans in an amount of $3,164,805 from third parties, existing shareholders and directors and $1,042,226 of revenues and other income. Our primary source of cash during the six months ended September 30, 2005 were loans totaling $235,700, revenues totaling $115,196 and other income totaling $12,528. As of September 30, 2005, we had outstanding balances under loan agreements of $960,585, consisting of $221,516 under a loan agreement with USDR, Inc., $19,951 under a loan agreement with an existing shareholder, and $710,114 principal balance and accrued interest of $9,004 under a loan agreement with a bank. The bank loan is secured by our assets and personally guaranteed by our Chairman, and matures in May 2008. We have no borrowing capacity under this bank loan.

The Chairman of USGN controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to USGN. Since inception (March 20, 2002), based on actual costs, Aerospace has provided property and services to us totaling approximately $2.9 million for which, as of September 30, 2005, we owed Aerospace $300,720. On November 7, 2005, Aerospace accepted restricted common stock in exchange for $300,720 for such services.

Net cash used in operating activities for the six months ended September 30, 2005 was $154,943 as compared to $106,273 in the six months ended September 30, 2004. The primary uses of cash for the six months ended September 30, 2005 consisted of general operating costs, cost of revenues, and reducing bank notes payable.

In order to conserve our cash, our officers and employees have been deferring their salaries, and during the quarter ended September 30, 2005, the employees accepted shares of our common stock in lieu of cash.

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

During the six months ended September 30, 2005, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $303,021, accounts payable totaling $346,398, and wages payable totaling 317,820.

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

Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the six months ended September 30, 2005 we had a net loss of $3,631,864. Our accumulated deficit since inception through September 30, 2005 was $21,813,638.

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

On January 3, 2005, we received a Wells Notice from the staff of the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of SEC laws. The SEC's concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have prepared and submitted initial and supplemental Wells Submissions in response to the Wells Notice. The SEC has also issued subpoenas to us seeking information and testimony regarding the technology incorporated into our products. Notwithstanding receipt of the Wells Notice and the information and testimony currently being sought, we have cooperated and continue to cooperate with the SEC. However, we cannot predict the outcome of this matter, or when a negotiated resolution, if any, may be reached and the likely terms of such a resolution.

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

                     PART 1 - ITEM 3 CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of September 30, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with the Securities and Exchange Commission's rules and forms.

There were no changes in our internal controls over financial reporting identified in management's evaluation during the six months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

On January 3, 2005, we received a Wells Notice from the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of U.S. securities laws. The SEC's concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have prepared and submitted initial and supplemental Wells Submissions in response to the Wells Notice. The SEC has also issued subpoenas to us seeking information and testimony regarding the technology incorporated into our products. Notwithstanding receipt of the Wells Notice and the information and testimony being sought, we have cooperated and continue to cooperate with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2005, we issued 868,368 shares of our common stock, having a value of $0.07 per share, which was the closing price of our common stock on July 28, 2005, to attorneys for legal services. The consideration received for these shares was extinguishment of debt owed to the attorneys in the amount of $60,786.

On August 3, 2005, we issued 2,000,000 shares of our common stock to our Chief Executive Officer as an inducement for acceptance of employment, having a fair market valuation of $130,000. 1,600,000 of these shares are subject to vesting conditions and were recorded at their fair value totaling $86,666 as deferred compensation and services, and are being recognized over the vesting period of one year.

On August 12, 2005, we issued 382,934 shares of our common stock, having a value of $0.12 per share, which was the closing price of our common stock on August 12, 2005, to attorneys for legal services. The consideration received for these shares was extinguishment of debt owed to the attorneys in the amount of $45,952.

On August 25, 2005, the Company granted 19,850,000 shares of our common stock under the 2005 Stock Plan to recipients and our CFO as a stock bonus for services during March 20, 2002 through August 25, 2005, having a fair market valuation of $1,667,400.

On November 7, 2005, the Company and USDR Aerospace, Ltd. entered into an agreement pursuant to which the Company issued 4,009,660 shares of its common stock, at a value per share of $0.075, to USDR Aerospace, Ltd. as full and final payment of employee and product development services in the amount of $300,720.44 provided by USDR Aerospace, Ltd. to the Company.

On November 8, 2005, the Company and USDR, Inc. entered into an agreement pursuant to which the Company issued 2,414,622 shares of its common stock, at a value per share of $0.072, to USDR, Inc. as full and final payment of a loan received from USDR, Inc. in the amount of $173,852.77, including interest accrued through November 8, 2005.

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

                            US GLOBAL NANOSPACE, INC.



                                      By: /s/ Carl Gruenler
                                          --------------------------------------
Date:  November 23, 2005                  Carl Gruenler, Chief Executive Officer


                                      By: /s/ Julie Seaman
                                          --------------------------------------
Date:  November 23, 2005                  Julie Seaman, Chief Financial Officer

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

10.39 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd. (12)

10.40 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR Aerospace, Ltd. (13)

10.41 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR, Inc. (13)

10.42 Promissory Note in the amount of $350,000 dated May 13, 2005 in favor of U.S.D.R., Inc.

10.43 Employment Agreement between the Company and Carl Gruenler dated August 3, 2005 (14)

10.44       2005 Stock Plan, as adopted August 25, 2005 (15)

10.45 Agreement to Convert Debt dated November 7, 2005 between the Company and USDR Aerospace, Ltd.

10.46 Agreement to Convert Debt dated November 8, 2005 between the Company and USDR, Inc.

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

(10) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on November 16, 2004.

(11) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on February 9, 2005.

(12) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on February 25, 2005.

(13) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 16, 2005

(14) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005

(15) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on August 30, 2005