Form 10QSB
period 2005-12-31
US GLOBAL NANOSPACE  INC
filed 2006-02-21
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 2006 the issuer had 165,975,317 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            US GLOBAL NANOSPACE, INC.



                                      INDEX

                                                                          PAGE
PART I                                                                   NUMBER

Item 1 - Financial Statements

         Balance Sheets as of December 31, 2005 (unaudited)
                  and March 31, 2005                                       3

         Statements of Operations - Three and Nine Months Ended
                  December 31, 2004 and 2005 and
                  since inception (March 20, 2002)
                  through December 31, 2005 (unaudited)                    4

         Statement of Stockholders' Deficit -
                  Nine Months Ended December 31, 2005
                  (unaudited)                                              5

         Statements of Cash Flows - Nine Months Ended
                  December 31, 2004 and 2005 and
                  since inception (March 20, 2002)                         6
                  through December 31, 2005 (unaudited)

         Notes to the Financial Statements                              7  -  11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11  -  16

Item 3 - Controls and Procedures                                           17

PART II



Item 1 - Legal Proceedings                                                 17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 3 - Defaults Upon Senior Securities                                   17

Item 4 - Submission of Matters to a Vote of Security Holders               17

Item 5 - Other Information                                                 18

Item 6 - Exhibits                                                          18

Signature Page

                      PART I - ITEM 1 FINANCIAL STATEMENTS

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                                 BALANCE SHEETS

                                                                          December 31,     March 31,
                                                                              2005            2005
                                                                          (Unaudited)
                                                                          ------------    ------------
ASSETS
CURRENT ASSETS
    Cash                                                                  $         --    $     53,547
    Accounts receivable                                                         23,589         120,502
    Other receivables                                                          359,348          82,579
    Prepaid expenses                                                             5,115              --
    Inventory                                                                    3,132           1,729
                                                                          ------------    ------------

       Total current assets                                                    391,184         258,357

NONCURRENT ASSETS
    Deposits                                                                    11,000          11,000
                                                                          ------------    ------------

       Total assets                                                       $    402,184    $    269,357
                                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current maturities of bank note payable                               $    242,956    $    237,606
    Accounts payable                                                           715,323         683,302
    Accrued salaries, compensation and expenses                              1,525,596         787,547
    Accrued interest                                                             8,905          24,219
    Related party payable                                                       34,779         330,887
    Loans payable                                                              121,988         308,229
                                                                          ------------    ------------

       Total current liabilities                                             2,649,547       2,371,790
                                                                          ------------    ------------

BANK NOTE PAYABLE, less current portion                                        466,809         568,162
                                                                          ------------    ------------

STOCKHOLDERS' DEFICIT
    Preferred stock authorized, 10,000,000 shares $0.01 par value,
       none issued or outstanding                                                   --              --
    Common stock authorized, 300,000,000 shares $0.01 par value,
       165,077,975 and 105,752,751 issued and outstanding, respectively        165,077         104,794
    Additional paid-in capital                                              20,232,871      15,413,845
    Deferred compensation and services                                        (784,444)         (7,460)
    Deficit accumulated during the development stage                       (22,327,676)    (18,181,774)
                                                                          ------------    ------------

       Total stockholders' deficit                                          (2,714,172)     (2,670,595)
                                                                          ------------    ------------

       Total liabilities and stockholders' deficit                        $    402,184     $   269,357
                                                                          ============    ============



The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                            Cumulative
                                                                                                       results of operations
                                                                                                         from March 20, 2002
                                        Three Months     Three Months     Nine Months      Nine Months   (date of inception)
                                           Ended            Ended             Ended            Ended           through
                                        December 31,     December 31,     December 31,     December 31,      December 31,
                                            2005            2004             2005              2004              2005
                                       -------------    -------------    -------------    -------------    -------------
REVENUES                               $      22,010    $      40,908    $     137,206    $     440,718    $     993,756
COST OF REVENUES                              12,873           14,105           55,183          119,763          463,465
                                       -------------    -------------    -------------    -------------    -------------

       Gross Profit                            9,137           26,803           82,023          320,955          530,291
                                       -------------    -------------    -------------    -------------    -------------

OPERATING EXPENSES
   Research and development
     Non-cash services                       389,140            9,504          588,290            9,504          640,335
     Other research and development           90,767          109,837          398,954          360,942        3,774,210
   General and administrative
     Non-cash services                       707,924          198,176        2,003,471          743,195        9,965,565
     Other general and administrative        283,552          628,206        1,184,381        1,744,206        8,572,702
                                       -------------    -------------    -------------    -------------    -------------

       Total operating expenses            1,471,383          945,723        4,175,096        2,857,847       22,952,812
                                       -------------    -------------    -------------    -------------    -------------

       Operating loss                     (1,462,246)        (918,920)      (4,093,073)      (2,536,892)    (22,422,521)
                                       -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
   Debt restructure                               --              --                --               --          918,573
   Other income                                7,508              --            20,036               --           77,988
   Interest expense                          (23,413)         (30,590)         (72,865)        (121,235)       (901,716)
                                       -------------    -------------    -------------    -------------    -------------

       Total other income (expense)          (15,905)         (30,590)         (52,829)        (121,235)          94,845
                                       -------------    -------------    -------------    -------------    -------------

       NET LOSS                        $  (1,478,151)   $    (949,510)   $  (4,145,902)   $  (2,658,127)   $ (22,327,676)
                                       =============    =============    =============    =============    =============

Net loss per share, basic and diluted  $       (0.01)   $       (0.03)   $       (0.03)   $       (0.03)    $      (0.24)
                                       =============    =============    =============    =============    =============
Basic and diluted weighted average
   number of common shares               155,931,920       97,241,603      130,912,531       92,635,253       91,821,662


The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       Nine Months Ended December 31, 2005
                                   (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                       Additional       Deferred      During the         Total
                                               Common Stock              Paid-in      Compensation    Development     Stockholders'
                                          Shares          Amount         Capital      and Services       Stage          Deficit
                                       ------------    ------------    ------------   ------------    ------------    ------------
Balance at April 1, 2005                105,752,751    $    104,794    $ 15,413,845   $     (7,460)   $(18,181,774)   $ (2,670,595)

Issuance of common stock on April 1,
2005 in consideration for services at
$0.097 per share                          1,055,986           1,056         101,375                                        102,431

Issuance of common stock on April 8,
2005 in consideration for wages at
$0.09 per share                           1,822,090           1,822         162,166                                        163,988

Issuance of common stock on May 3,
2005 in consideration for services at
$0.08 per share                              94,325              94           7,452                                          7,546

Issuance of common stock on May 9,
2005 in consideration for accounts
payable at $0.069 per share                 346,522             347          23,563                                         23,910

Issuance of common stock on May 11,
2005 in consideration for notes
payable at $0.064 per share               4,734,704           4,735         298,286                                        303,021

Issuance of common stock on May 18,
2005 in consideration for services
at $0.07 per share                          300,000             300          20,700                                         21,000

Issuance of common stock on June 1,
2005 in consideration for services
at $0.064 per share                          78,800              79           4,965                                          5,044

Issuance of common stock on July 28,
2005 in consideration for accounts
payable at $0.07 per share                  868,368             868          59,917                                         60,785

Issuance of common stock on August 3,
2005 in consideration for services
at $0.065 per share                       2,000,000           2,000         128,000        (86,666)                         43,334

Issuance of common stock on August 12,
2005 in consideration for accounts
payable at $0.12 per share                  382,934             383          45,569                                         45,952

Issuance of common stock on August 18,
2005 in consideration for accounts
payable at $0.077 per share                      --             958          72,330                                         73,288

Issuance of common stock on August 25,
2005 in consideration for services
at $0.084 per share                      19,850,000          19,850       1,647,550       (871,500)                        795,900

Issuance of common stock on
September 15, 2005 in consideration
for services at $0.13 per share           2,645,940           2,646         341,326                                        343,972

Issuance of common stock on
September 15, 2005 in consideration
For wages at $0.13 per share              1,599,275           1,599         206,307                                        207,906

Issuance of common stock on
September 27, 2005 in consideration
for services at $0.095 per share            526,316             526          49,474                                         50,000

Issuance of common stock on
September 27, 2005 in consideration
for accounts payable at $0.10 per share     339,099             339          33,571                                         33,910

Issuance of common stock on
September 29, 2005 in consideration
for accounts payable at $0.093 per share  1,167,236           1,167         107,386                                        108,553

Issuance of common stock on
September 29, 2005 in consideration
for services at $0.093 per share          1,505,377           1,505         138,495        (75,000)                         65,000

Issuance of common stock on
October 5, 2005 in consideration
for services at $0.082 per share            250,000             250          20,250                                         20,500

Issuance of common stock on
October 20, 2005 in consideration
for services at $0.08 per share           2,363,823           2,364         186,742                                        189,105

Issuance of common stock on
October 20, 2005 in consideration
for accounts payable at $0.08 per share   1,095,475           1,095          86,543                                         87,638

Issuance of common stock on
November 1, 2005 in consideration
for services at $0.071 per share            440,155             440          30,811                                         31,251

Issuance of common stock on
November 3, 2005 in consideration
for services at $0.074 per share            337,836             338          24,662                                         25,000

Issuance of common stock on
November 4, 2005 in consideration
for services at $0.074 per share          1,351,352           1,351          98,649                                        100,000

Issuance of common stock on
November 7, 2005 in consideration
for services at $0.075 per share          1,000,000           1,000          74,000                                         75,000

Issuance of common stock on
November 7, 2005 in consideration for
related party payable at $0.075
per share                                 4,009,660           4,010         296,710                                        300,720

Issuance of common stock on
November 8, 2005 in consideration
for notes payable at $0.071 per share     2,414,622           2,415         171,438                                        173,853

Issuance of common stock on
November 8, 2005 in consideration
for services at $0.072 per share             20,000              20           1,420                                          1,440

Issuance of common stock on
November 22, 2005 in consideration
for services at $0.08 per share             133,332             133          10,534         (9,778)                            889

Adjustment of common stock on
November 22, 2005, originally
issued September 29, 2005 for
accounts payable                                                             (18,886)                                      (18,886)

Issuance of common stock on
November 29, 2005 in consideration
for services at $0.052 per share          4,333,710           4,334         220,666                                        225,000

Issuance of common stock on
November 30, 2005 in consideration
for services at $0.08 per share             312,500             313          24,687                                         25,000

Issuance of common stock on
December 1, 2005 in consideration
for services at $0.074 per share            337,836             338          24,662                                         25,000

Issuance of common stock on
December 2, 2005 in consideration
for services at $0.079 per share            632,911             633          49,367                                         50,000

Issuance of common stock on
December 8, 2005 in consideration
for services at $0.079 per share            117,896             118           9,196                                          9,314

Issuance of common stock on
December 19,2005 in consideration
for services at $0.07 per share             857,144             857          59,143                                         60,000

Amortization of deferred compensation
and services                                                                               265,960                         265,960

Net loss for the period                                                                                 (4,145,902)     (4,145,902)
                                       ------------    ------------    ------------   ------------   -------------    ------------
Balance at December 31, 2005            165,077,975    $    165,077    $ 20,232,871   $   (784,444)  $ (22,327,676)   $ (2,714,172)
                                       ============    ============    ============   ============   =============    =============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                        Cumulative
                                                                                                   results of operations
                                                                                                    from March 20, 2002
                                                                   Nine months       Nine months    (date of inception)
                                                                     ended             ended             through
                                                                   December 31,      December 31,      December 31,
                                                                      2005             2004               2005
                                                                  -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                   $  (4,145,902)    $  (2,658,127)    $ (22,327,676)
       Adjustments to reconcile net loss to net
         cash used in operating activities
              Common stock issued for services                        2,591,761           752,699        10,605,900
              Forgiveness of loans and accounts payable                      --                --          (918,573)
      Changes in operating assets and liabilities:
                  Accounts receivable                                    96,913           (24,895)          (23,589)
                  Other receivables                                    (276,769)           21,391          (359,348)
                  Prepaid expenses                                       (5,115)               --            (5,115)
                  Inventory                                              (1,403)          (86,503)           (3,132)
                  Deposits                                                   --             2,485           (11,000)
                  Accounts payable                                      447,171           830,595         2,814,402
                  Accrued salaries, compensation and expenses         1,055,869         1,044,042         5,413,205
                  Accrued interest                                          693            19,590           420,904
                  Related party payable                                   4,612            (2,797)          335,499
                                                                  -------------     -------------     -------------
                          Net cash used in operating activities        (232,170)         (101,520)       (4,058,523)
                                                                  -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Cash acquired in conjunction with share
               exchange agreement                                            --                --             2,946
                                                                  -------------     -------------     -------------

          Net cash provided by investing activities                          --                --             2,946
                                                                  -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                     --                --         1,650,000
         Payments on bank note payable                                  (96,003)         (346,899)         (940,235)
         Proceeds from loans payable                                    291,688           434,660         3,220,793
         Payments on loans payable                                      (17,062)               --           (29,981)
         Proceeds from issuance of common stock                              --                --           155,000
                                                                  -------------     -------------     -------------
          Net cash provided by financing activities                     178,623            87,761         4,055,577
                                                                  -------------     -------------     -------------

Net increase (decrease) in cash                                         (53,547)          (13,759)               --

Cash at beginning of period                                              53,547            18,437                --
                                                                  -------------     -------------     -------------
Cash at end of period                                             $          --     $       4,678     $          --
                                                                  =============     =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES
       Cash paid for:
                    Interest                                      $      71,693   $      81,136   $     461,992
                                                                  =============   =============   =============
                    Income Taxes                                  $          --   $          --   $      13,288
                                                                  =============   =============   =============
       Accounts payable acquired in conjunction with share
           exchange agreement                                     $          --   $          --   $      (2,500)
                                                                  =============   =============   =============

       Common stock issued in exchange for accounts payable       $     415,150   $     419,938   $   2,100,699
                                                                  =============   =============   =============

       Common stock issued in exchange for loans payable
           and accrued interest                                   $     476,874   $   1,385,440   $   2,563,131
                                                                  =============   =============   =============

       Common stock issued in exchange for wages                  $     317,820   $     589,534   $   3,887,609
                                                                  =============   =============   =============
       Common stock issued in exchange for related party payable  $     300,720   $          --   $     300,720
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

NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. At December 31, 2005, all options and warrants have expired and there were no shares of potentially issuable common stock. Because of the net loss for the three and nine months ended December 31, 2005 and 2004, and from inception (March 20, 2002) through December 31, 2005, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current year presentation. In the December 31, 2004 10-QSB statements of cash flows, we included an increase in other receivables of $21,391 in investing activities, and a decrease in related party payable of $2,797 in financing activities. These amounts are now classified as operating activities. In the September 30, 2005 10-QSB statement of operations, we included $2,126,937 in general and administrative, non-cash compensation and services operating expense for the three-month period. Of this amount, $88,968 is now classified in other general and administrative operating expense. We included $911,373 in other general and administrative operating expense for the six-month period. Of this amount, $6,899 is now included in other research and development operating expense.

On August 25, 2005, the Company granted 19,850,000 shares of restricted common stock under the 2005 Stock Plan to recipients and our CFO as a stock bonus for services, having a fair market valuation of $1,667,400. 11,000,000 of these shares are subject to vesting conditions and were recorded at their fair value totaling $871,500 as deferred compensation and services, and are being recognized over the vesting period of one year.

NOTE 2. MANAGEMENT PLANS

The Company is considered a development stage enterprise as defined under Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is a solutions oriented, research and development company that specializes in identifying, developing, and commercializing advanced technologies and products for integration into the defense and health and safety markets. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, and blast mitigation materials. Operating revenues have been generated in the amount of $137,206 for the nine months ended December 31, 2005. Since inception, the Company obtained loans from a bank for amounts up to $1,650,000 and the Company has received $3,220,793 in loans from third parties, existing shareholders and directors. The Company does not manufacture or distribute its products on a commercial scale. Under the Development and License Agreement between the Company and Kidde Firefighting, Inc. dated as of August 13, 2004, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of the Company's All-Clear product. In addition, the Company is in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell its products on a commercial scale worldwide. The Company is also in the process of negotiating directly with certain private sector companies for the sale or licensing of its products, and responding to a government invitation for a demonstration of its MAPSANDS(TM) system. In addition, in order to conserve the Company's cash, the officers of the Company have been deferring their salaries. During the next 12 months, if the Company cannot generate sufficient funds to operate its business from sales or licenses of its products, it will be required to seek financing from its largest shareholder, who has provided financing and a loan guarantee for the Company in the past. The shareholder is under no obligation to provide such funds. The Company may also consider selling debt or equity securities. There is no guarantee that the Company will obtain funds sufficient to continue its operations during the next 12 months.

NOTE 3. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party controlled by the former Chairman of the Company, entered into an agreement with the Company to assign [certain] of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired (the "Royalty Agreement"). On December 8, 2005, the board of directors of the Company ratified an Amendment to the Royalty Agreement, dated November 28, 2005 (the "Amendment"). The purpose of the Amendment is to clarify the original intent of the parties to the Royalty Agreement, which is that the term "sales" as used in the Royalty Agreement shall include all net revenues received by the Registrant from any and all sales and/or licensing of products and/or services of the Registrant, subject to and in accordance with the terms and conditions of the Royalty Agreement. As of December 31, 2005, the Company has incurred a total of $34,779 in royalties associated with this agreement, as amended.

NOTE 4. LOANS PAYABLE

The former Chairman of the Company has continued to provide cash to support the Company's operations. The former Chairman of the Company also controls USDR, Inc. ("USDR"). On May 13, 2005, the Company entered into a loan agreement with USDR for amounts up to $350,000. The loan bears interest at 10% per annum and matured on August 13, 2005. On November 8, 2005, USDR accepted 2,414,622 shares of restricted common stock, at a value per share of $0.071, in exchange for $173,853 on this loan, and amended the maturity date to December 31, 2005. On December 31, 2005, USDR extended the maturity date to March 31, 2006. The Company owes USDR $107,186, including accrued interest of $1,199, as of December 31, 2005.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $20,354, including accrued interest, as of December 31, 2005. The shareholder has agreed to extend the loans, with the due date to be determined.

NOTE 5. RELATED PARTY PAYABLE

The former Chairman of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 3, under which we owe Aerospace $34,779 in royalties as of December 31, 2005. Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services, based on actual costs, totaling approximately $2.9 million for which the Company owed Aerospace $300,720 as of November 7, 2005. Aerospace has also provided manufacturing and office equipment to support operations. As of January 1, 2003, Aerospace substantially discontinued its operations and the Company hired certain individuals previously employed by Aerospace. On November 7, 2005, Aerospace accepted 4,009,660 shares of restricted common stock, at a value per share of $0.075, as full and final payment of employee and product development services in the amount of $300,720 provided by Aerospace to the Company.

NOTE 6. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The loan is secured by the assets of the Company and guaranteed by the Company's former Chairman. As of December 31, 2005, the Company had an outstanding principal balance of $709,765 and accrued interest totaled $3,352. On December 8, 2005, the Company and the Company's former Chairman entered into a letter agreement confirming that the former Chairman would continue to personally guarantee the loan in exchange for a monthly fee of $5,831.77 payable in restricted common stock of the Company for thirty consecutive months. Under the terms of this letter agreement, the value of the restricted common stock is the closing price of the Company's common stock on the last trading day of the calendar month for which the shares are issued.

NOTE 7. STOCK-BASED COMPENSATION

The Company has stock-based compensation plans that are accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No options have been granted under the plans since inception (March 20, 2002) through December 31, 2005. Options that were granted under a stock option plan of the Company prior to its merger with USDR Global Aerospace, Ltd. on May 17, 2002 have all expired. Accordingly, no compensation expense would have been recognized under the recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", during the periods ended December 31, 2005 and 2004, and since inception (March 20, 2002). In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, at the beginning of the second quarter of 2005.

On April 10, 2003, the Company adopted the Amended and Restated 2002 Stock Plan (as amended, the "2002 Stock Plan"). On September 12, 2005, the Company increased the shares authorized for issuance under the 2002 Stock Plan from 30,000,000 shares to 60,000,000 shares, and on January 30, 2006 the Company further increased the shares authorized for issuance under the 2002 Stock Plan from 60,000,000 to 90,000,000 shares. Under the 2002 Stock Plan, as amended, officers, directors, employees, consultants, advisors and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 90,000,000 shares of the Company's common stock. The options are to be granted at not less than 85% of the fair value of the Company's common stock on the date of the grant. The options generally vest over five years and expire ten years from date of grant. The plan also allows for the granting of a stock award whereby the purchase price of the stock award granted also may not be less than 85% of the fair value of the Company's common stock. In addition the plan allows for the granting of stock bonuses. The terms of the awards and bonuses are to be determined by a committee appointed by the Board of Directors, or in the absence of a committee, by the Board of Directors.

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

On September 29, 2005, the Company issued to certain of its attorneys 1,167,236 shares of common stock under the 2002 Stock Plan as collateral to secure an obligation to pay outstanding legal fees in the amount of $108,553, (the "Outstanding Obligation"). The holders of the shares had the right to sell them at any time, and on November 22, 2005 the shares were all sold. All the proceeds from the sale of such shares were applied to the Outstanding Obligation, totaling $89,667. As the proceeds from the sale of such shares were not equal to the amount of the Outstanding Obligation, the Company recognized $18,886 as additional paid-in capital.

On October 20, 2005, the Company granted 1,996,322 shares of our common stock under the 2002 Stock Plan to recipients for services, with an award valuation of $135,750, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized $23,956 as additional non-cash expense for the difference between the fair value of the stock and the compensation due.

The Company has accrued payroll taxes relating to the issuance of common stock in lieu of wages at the nine months ended December 31, 2005, and the Company recorded $359,348 in other receivables for the employee's portion of the taxes due to the Company.

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

On or about December 16, 2005, TIAX LLC filed a lawsuit against us in Middlesex Superior Court in Massachusetts for breach of contract. The Company learned of the lawsuit on January 2, 2006. TIAX LLC seeks payment of $226,344 that TIAX alleges remains payable under the terms of the Patent and Technology License Agreement dated July 25, 2003, as amended, between TIAX and us. The Company has accrued an additional $61,344 in its accounts payable although it disputes this amount. It is the Company's position that the Agreement terminated on June 28, 2005, and that TIAX's claims are without merit. The Company intends to vigorously defend itself against the TIAX complaint. On February 6, 2005, the Company filed an answer to the complaint and a counterclaim against TIAX for intentional misrepresentation.

On December 19, 2005, Everest International, Inc. ("Everest"), the owner of our business facility in Arlington, Texas, filed a suit against the Company in the 141st Judicial District Court of Tarrant County, Texas for breach of the Gross Lease Agreement dated April 28, 2003 (the "Lease") between the Company and West Harris Property, Inc.. The Company learned of the suit on January 11, 2006. The suit seeks damages for unpaid rent and late fees totaling $52,900. Additionally, the suit seeks payment of the rent specified in the Lease for the remainder of the Lease term, reduced to present worth, beginning from January 1, 2005 through the end of the lease term on May 31, 2006, plus interest, attorneys' fees and costs. The monthly rent due under the lease is $11,000. Since Everest filed the suit, Everest has received $13,750 against the balance owed. Everest is also in possession of an $11,000 security deposit paid by the Company upon execution of the Lease, which Everest may apply to any charges in default. The suit also names Julie Seaman, one of the Company's directors, as a defendant in her capacity as a personal guarantor of the Lease. The Company has contacted Everest and is seeking an amicable resolution of the matter.

At this time, the Company is not able to determine the outcome of these legal proceedings. Even if the Company prevails in these lawsuits, the defense of these or similar lawsuits will be expensive and time-consuming and may distract its management from operating the business.

In connection with the SEC matter described in Part II, Item 1, the Company is seeking a negotiated settlement. However, no settlement has yet been mutually accepted by the parties involved. Due to the uncertainties inherent in this matter, the Company can provide no assurance that it or its officers and directors will settle the matter with the SEC. The Company currently is unable to estimate with reasonable certainty the possible loss or range of loss for this matter.

If the matter does settle and the Company's director and former Chairman pay certain amounts in settlement, they may be entitled to indemnification by the Company for such amounts. The Company's Amended and Restated Certificate of Incorporation, as amended, provides for the indemnification of officers, directors and agents of the Company to the fullest extent permitted by the Delaware General Corporation Law. The Company does not maintain directors' and officers' liability insurance.

In addition, the Company has entered into separate indemnification agreements with its directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities which may arise by reason of their status as directors or executive officers.

The indemnification provision in the Company's Amended and Restated Certificate of Incorporation and the indemnification agreements entered into between the Company and its executive officers and directors may be sufficiently broad to permit indemnification of the Company's officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers and directors pursuant to the foregoing provision, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for such liabilities (other than the payment by the Company for expenses incurred or paid by the Company's officers or directors in the successful defense of the SEC matter) is asserted by the officers or directors, the Company intends to, unless in the opinion of the Company's legal counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether the Company's indemnification of its officers or directors is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of the issue by the court. The Company cannot predict at this time whether either of its director, or former Chairman, would seek indemnification from the Company in the event they bear any of the liability in connection with the SEC matter.

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

OVERVIEW

We are a development stage company with expertise in the emerging field of nanotechnology. The Company is a solutions oriented, research and development company that specializes in identifying, developing, and commercializing advanced technologies and products for integration into the defense and health and safety markets. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, and blast mitigation materials, which include, but are not limited to, the MAPSANDS(TM) wide area perimeter security system, All-Clear(TM) Chem/Bio Decontamination foam, and the G-Lam line of variable threat armor solutions. We are currently focusing our efforts on licensing and marketing the products that we have developed for defense and health and safety applications. Our target customers for these materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulation.

Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $22,327,676 since inception through December 31, 2005. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results. Should MAPSANDS(TM) and All-Clear(TM) gain market acceptance within the next 12 months, license fees and royalties, product sales, and/or funded development may be sufficient to sustain our operations.

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

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", and as amended by SAB No. 104, "Revenue Recognition". Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the three and nine months ended December 31, 2005, our revenues were primarily derived from product sales. Revenue from product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licenses, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2005 AS COMPARED TO THE QUARTER ENDED DECEMBER 31,
2004

Our revenues from operations for the quarter ended December 31, 2005 were $22,010 as compared to revenues of $40,908 for the quarter ended December 31, 2004. During the three months ended December 31, 2004 and 2005, our revenues were primarily derived from the sales of our radomes. The decrease in revenue is due to lower volumes of radomes being shipped due to lower customer demand. We anticipate our revenues will continue to fluctuate based on customer demand.

Our cost of revenues from operations for the quarter ended December 31, 2005 was $12,873 as compared to cost of revenues of $14,105 from the quarter ended December 31, 2004. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs.

During the quarter ended December 31, 2005, we spent $479,907 on research and development as compared to $119,341 for research and development during the quarter ended December 31, 2004. Of this amount from the quarter ended December 31, 2005, $389,140 was expense we incurred for services in relation to non-cash compensation. We paid our consultants with our common stock in order to conserve cash. Our overall research and development costs increased because we focused on the development of our products during this period. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the quarter ended December 31, 2005, we incurred $707,924 in expenses related to general and administrative non-cash compensation as compared to $198,176 related to general and administrative non-cash compensation during the quarter ended December 31, 2004. This increase is primarily due to an increase in marketing and sales. During the quarter ended December 31, 2005, we paid our consultants with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

During the quarter ended December 31, 2005, other general and administrative expenses totaled $283,552 as compared to other general and administrative expenses of $628,206 for the quarter ended December 31, 2004. General and administrative expenses consist of salaries, legal fees, marketing, sales, facility rental and utilities expense. This decrease is attributable to a reduction of salaries and our focus on research and development for the quarter.

We had an operating loss of $1,462,246 for the quarter ended December 31, 2005, as opposed to an operating loss of $918,920 for the quarter ended December 31, 2004. We had a net loss of $1,478,151 for the quarter ended December 31, 2005, as compared to a net loss of $949,510 for the quarter ended December 31, 2004. The increase in the operating loss and net loss is primarily attributable to an increase in marketing and sales.

Other income (expense) for the quarter ended December 31, 2005 was made up of $7,508 in other income we received primarily from storage of equipment from third parties. Also included was interest expense for the quarter ended December 31, 2005 totaling $23,413 as compared to interest expense totaling $30,590 for the quarter ended December 31, 2004. Interest expense decreased because we reduced the principal on our bank note by $940,235 and reduced our loans payable.

During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our existing products. For the quarter ended December 31, 2005, our research and development expenses totaled $479,907. We anticipate that our research and development expenses will continue to be significant.

NINE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2004

Our revenues from operations for the nine months ended December 31, 2005 were $137,206 as compared to revenues of $440,718 for the nine months ended December 31, 2004. The decrease in revenue is primarily due to the absence of one time licensing and trademark revenues of our All Clear product in the prior period. During the nine months ended December 31, 2005, our revenues were primarily derived from the sales of our radomes.

Our cost of revenues from operations for the nine months ended December 31, 2005 was $55,183 as compared to cost of revenues of $119,763 from the nine months ended December 31, 2004. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs. This decrease is attributable to the decrease in sales of radomes.

During the nine months ended December 31, 2005, we spent $987,244 on research and development as compared to $370,446 for research and development during the nine months ended December 31, 2004. Of this amount from the nine months ended December 31, 2005, $588,290 was expense we incurred for services in relation to non-cash compensation. We paid our consultants with our common stock in order to conserve cash. Our overall research and development costs increased because we focused on the development of our products during this period. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the nine months ended December 31, 2005, we incurred $2,003,471 in expenses related to general and administrative non-cash compensation as compared to $743,195 related to general and administrative non-cash compensation during the nine months ended December 31, 2004. During the nine months ended December 31, 2005, we paid our consultants with our common stock in order to conserve cash. During the nine months ended December 31, 2005, other general and administrative expenses totaled $1,184,381 as compared to other general and administrative expenses of $1,744,206 for the nine months ended December 31, 2004. General and administrative expenses consist of salaries, legal fees, marketing, sales, facility rental and utilities expense. The overall increase in General and administrative expense is attributable to an increase in marketing and sales and the issuance of our restricted common stock to recipients as bonus and compensation. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, hire key personnel and incur other increased costs associated with operating as a public company.

We had an operating loss of $4,093,073 for the nine months ended December 31, 2005, as opposed to an operating loss of $2,536,892 for the nine months ended December 31, 2004. We had a net loss of $4,145,902 for the nine months ended December 31, 2005, as compared to a net loss of $2,658,127 for the nine months ended December 31, 2004. The increase in the operating loss and net loss is primarily attributable to the increase in marketing and sales, and the issuance of our restricted common stock to recipients as bonuses and compensation.

Other income (expense) for the nine months ended December 31, 2005 was made up of $20,036 in other income we received primarily from storage of equipment from third parties. Also included was interest expense for the nine months ended December 31, 2005 totaling $72,865 as compared to interest expense totaling $121,235 for the nine months ended December 31, 2004. Interest expense decreased because we reduced the principal on our bank note by $940,235, and reduced our loans payable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had no cash on hand. Since our inception, we have incurred significant losses, and as of December 31, 2005 we had an accumulated deficit of $22,327,676. We have not achieved profitability and anticipate that we will continue to incur net losses through the indefinite future. We expect that our research and development and general and administrative expenses will continue to be significant, and as a result we will need to generate significant revenue to achieve profitability, positive operating cash flow and sufficient liquidity

From our inception through December 31, 2005, we have financed our operations in the amount of $1,650,000 from a bank, loans in an amount of $3,220,793 from third parties, existing shareholders and directors and $1,071,744 of revenues and other income. Our primary source of cash during the nine months ended December 31, 2005 were loans totaling $55,988, revenues totaling $137,206 and other income totaling $20,036. As of December 31, 2005, we had outstanding balances under loan agreements of $840,658, consisting of $107,187 under a loan agreement with USDR, Inc., $20,354 under a loan agreement with an existing shareholder, and $709,765 principal balance and accrued interest of $3,352 under a loan agreement with a bank. The bank loan is secured by our assets and personally guaranteed by our former Chairman, and matures in May 2008. We have no borrowing capacity under this bank loan.

The former Chairman of USGN controls USDR Aerospace, Ltd. ("Aerospace"), which has licensed its intellectual property to USGN. Since inception (March 20, 2002), based on actual costs, Aerospace has provided property and services to us totaling approximately $2.9 million for which, as of November 7, 2005, we owed Aerospace $300,720. On November 7, 2005, Aerospace accepted restricted common stock as full and final payment of $300,720 for such services.

Net cash used in operating activities for the nine months ended December 31, 2005 was $232,170 as compared to $101,520 in the nine months ended December 31, 2004. The primary uses of cash for the nine months ended December 31, 2005 consisted of general operating costs and cost of revenues and reducing bank notes payable.

In order to conserve our cash, our officers and directors have been deferring their salaries.

We do not manufacture or distribute our products on a commercial scale. Under the Kidde agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. The Company is also in the process of negotiating directly with certain private sector companies for the sale or licensing of its products, and responding to a government invitation for a demonstration of its MAPSANDS(TM) system. We cannot be certain, however, that sales or licensing of our products will ever generate enough revenues to fund our business. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales or licenses, we will be required to seek financing from our largest shareholder, who has provided financing and a loan guarantee for us in the past. The shareholder is under no obligation to provide such funds. We may also consider selling debt or equity securities. We cannot be certain that we will be successful in obtaining financing if we need it. If we cannot obtain financing when we need it, we may be unable to maintain our operations.

During the nine months ended December 31, 2005, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $303,021, accounts payable totaling $415,150, a related party payable totaling $300,720, and wages payable totaling $317,820.

The use of nanotechnology is a novel and unproven business model, which may or may not be successful and will ultimately depend on demand for such products and cost-effectiveness of manufacturing. The MAPSANDS(TM) perimeter security system is a new concept in wide area security, and it is difficult to assess the demand for border and critical infrastructure applications. We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005 The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, at the beginning of the second quarter of 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity, or market or credit risk support; nor do we engage in leasing, hedging, or research and development services that could expose us to liability that is not reflected on the face of our financial statements..

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Quarterly Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE INCURRED LOSSES IN THE PAST AND LOSSES MAY CONTINUE. THESE AND OTHER FACTORS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

During the fiscal year ended March 31, 2005 we had a net loss of $3,842,078 and during the nine-month period ended December 31, 2005 we had a net loss of $4,145,902. Our auditor, Grobstein, Horwath & Company LLP, has issued a "going concern" opinion for our financial statements at March 31, 2005. In that opinion, the auditor made reference to our net loss and the fact that our total liabilities exceeded our total assets. These factors raise substantial doubt about our ability to continue as a going concern.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HAD LIMITED OPERATIONS TO DATE, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF OUR BUSINESS CAN BE SUCCESSFUL.

Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the nine months ended December 31, 2005 we had a net loss of $4,145,902. Our accumulated deficit since inception through December 31, 2005 was $22,327,676.

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

WE HAVE RECEIVED WELLS NOTICES AND SUBPOENAS FOR INFORMATION AND TESTIMONY FROM THE SEC FOR CERTAIN PRIOR PUBLIC STATEMENTS. WE CANNOT PREDICT THE OUTCOME OF THIS MATTER. IT COULD RESULT IN A CIVIL ACTION INVOLVING, AMONG OTHER THINGS, MONETARY RELIEF FROM US, ONE OF OUR DIRECTORS, AND OUR FORMER CHAIRMAN. ANY SUCH DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

On January 3, 2005, we received a Wells Notice from the staff of the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us, one of our directors, and our former Chairman for alleged violations of SEC laws. The SEC's concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have prepared and submitted initial and supplemental Wells Submissions in response to the Wells Notice. The SEC had also issued subpoenas to us seeking information and testimony regarding the technology incorporated into our products, and we have supplied that information. On January 20, 2006, the staff of the SEC re-issued a Wells Notice to us, one of our directors, and our former Chairman, in connection with the previously announced Wells Notices. The Wells Notices were re-issued because of the amount of time that had passed since the original Wells Notices were issued. We have cooperated with the SEC in this matter. However, we cannot predict the outcome of this matter, or when a negotiated resolution, if any, may be reached and the likely terms of such a resolution.

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

PART 1 - ITEM 3 CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with the Securities and Exchange Commission's rules and forms.

There were no changes in our internal controls over financial reporting identified in management's evaluation during the nine months ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On January 3, 2005, we received a Wells Notice from the U.S. Securities and Exchange Commission (the "SEC"). The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us, and Julie Seaman, one of our directors, and John Robinson, who is our former Chairman and Chief Executive Officer, for alleged violations of U.S. securities laws. The SEC's concerns principally regard certain prior public statements made by us regarding the marketability of our products. On January 20, 2006, the staff of the SEC re-issued a Wells Notice to us, Julie Seaman and John Robinson in connection with the previously announced SEC inquiry of our company. The re-issued Wells Notices against us and Mr. Robinson allege the same violations of U.S. securities laws as those violations that the SEC alleged in its prior Wells Notices dated January 3, 2005. The January 20, 2006 Wells Notice against Ms. Seaman alleges substantially fewer violations than the Wells Notice issued to her on January 3, 2005. We sought an explanation from the SEC staff as to the meaning of the re-issued Wells Notices. The SEC staff orally informed us that they re-issued the Wells Notices because of the amount of time that had passed since they issued the initial Wells Notices. Under the SEC's procedures, we can avail ourselves of the opportunity to make a new "Wells Submission" and respond to the SEC staff before it makes a formal recommendation to the SEC regarding whether any action should be brought against us. We have not determined whether we will make any additional Wells Submissions, as we believe we have already set forth our defenses in reasonable detail in prior Wells Submissions.

On or about December 16, 2005, TIAX LLC filed a lawsuit against us in Middlesex Superior Court in Massachusetts for breach of contract. The Company learned of the lawsuit on January 2, 2006. TIAX LLC seeks payment of $226,344 that TIAX alleges remains payable under the terms of the Patent and Technology License Agreement dated July 25, 2003, as amended, between TIAX and us. It is our position that the Agreement terminated on June 28, 2005, and that TIAX's claims are without merit. We intend to vigorously defend ourselves against the TIAX complaint. On February 6, 2005, the Company filed an answer to the complaint and a counterclaim against TIAX for intentional misrepresentation.

On December 19, 2005, Everest International, Inc. ("Everest"), the owner of our business facility in Arlington, Texas, filed a suit against the Company in the 141st Judicial District Court of Tarrant County, Texas for breach of the Gross Lease Agreement dated April 28, 2003 (the "Lease") between the Company and West Harris Property, Inc. The Company learned of the suit on January 11, 2006. The suit seeks damages for unpaid rent and late fees totaling $52,900. Additionally, the suit seeks payment of the rent specified in the Lease for the remainder of the Lease term, reduced to present worth, beginning from January 1, 2005 through the end of the lease term on May 31, 2006, plus interest, attorneys' fees and costs. The monthly rent due under the lease is $11,000. Since Everest filed the suit, Everest has received $13,750 against the balance owed. Everest is also in possession of an $11,000 security deposit paid by us upon execution of the Lease, which Everest may apply to any charges in default. The suit also names Julie Seaman, one of our directors, as a defendant in her capacity as a personal guarantor of the Lease. We have contacted Everest and are seeking an amicable resolution of the matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2005, the Company and USDR Aerospace, Ltd. entered into an agreement pursuant to which the Company issued 4,009,660 shares of its common stock, at a value per share of $0.075, to USDR Aerospace, Ltd. as full and final payment of employee and product development services in the amount of $300,720 provided by USDR Aerospace, Ltd. to the Company.

On November 8, 2005, the Company and USDR, Inc. entered into an agreement pursuant to which the Company issued 2,414,622 shares of its common stock, at a value per share of $0.071, to USDR, Inc. as full and final payment of a loan received from USDR, Inc. in the amount of $173,853, including interest accrued through November 8, 2005.

On November 8, 2005, the Company granted 20,000 shares of our common stock to a consultant for services, having a fair market valuation of $1,440.

On December 8, 2005, the Company and John Robinson, our former Chairman, entered into an agreement pursuant to which the Company shall compensate Mr. Robinson for his continuing loan guarantee with a bank. The total equity based compensation shall be in the amount of $174,593, payable on a monthly basis of $5,832, over the course of 30 months. On December 8, 2005, the Company granted 73,820 shares of our common stock to Mr. Robinson, having a fair market valuation of $5,832.

On December 8, 2005, the Company and Julie Seaman, one of our directors, entered into an agreement pursuant to which the Company shall compensate Ms. Seaman for her continuing lease guarantee on our business facility in Arlington, Texas. The total equity based compensation is $3,482and on December 8, 2005, the Company granted 44,076 shares of its common stock as full and final payment. As discussed above, the Company is involved in litigation concerning this leased property.

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

                            US GLOBAL NANOSPACE, INC.





                                      By: /s/ Carl Gruenler
                                          --------------------------------------
Date:  February 21, 2006                  Carl Gruenler, Chief Executive Officer


                                      By: /s/ Kevin Cronin
                                          --------------------------------------
Date:  February 21, 2006                  Kevin Cronin, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

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

10.24 Promissory Note in the amount of $195,649.94 dated January 27, 2004 in favor of Steve Squires (7)

10.25 Agreement to Convert Debt between the Company and John Robinson dated April 23, 2004(9)

10.26 Agreement to Convert Debt between the Company and Julie Seaman dated April 23, 2004 (9)

10.27             Change in Terms Agreement dated June 11, 2004 to Promissory
                  Note in the amount of $500,000 in favor of U.S.D.R. (NV), Inc.
                  (9)

10.28+ Distribution Agreement between the Company and Vitusa Products, Inc. dated as of June 25, 2004 (10)

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

10.31 Agreement to Convert Debt between the Company and Julie Seaman dated August 3, 2004 (9)

10.32 Agreement to Convert Debt between the Company and Steve Squires dated August 3, 2004 (9)

10.33 Agreement to Convert Debt between the Company and Paula Boozer dated August 3, 2004 (9)

10.34 Agreement to Convert Debt between the Company and Robin Bailey dated August 3, 2004 (9)

10.35+ Development and License Agreement between the Company and Kidde Fire Fighting Inc. dated August 13, 2004 (8)

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

10.42 Promissory Note in the amount of $350,000 dated May 13, 2005 in favor of U.S.D.R., Inc.(16)

10.43 Employment Agreement between the Company and Carl Gruenler dated August 3, 2005 (14)

10.44             2005 Stock Plan, as adopted August 25, 2005 (15)

10.45 Agreement to Convert Debt dated November 7, 2005 between the Company and USDR Aerospace, Ltd.(16)

10.46 Agreement to Convert Debt dated November 8, 2005 between the Company and USDR, Inc.(16)

10.44 Amended Amendment to Intellectual Property Assignment and Royalty Agreement between the Company and USDR Aerospace, Ltd., dated November 28, 2005.(17)

10.45             Letter Agreement with John Robinson, dated December 8, 2005.
                  (14)

10.46             Director and Officer Indemnification Agreement with Carl
                  Gruenler.(17)

10.47             Director and Officer Indemnification Agreement with Julie
                  Seaman. (17)

10.48             Director and Officer Indemnification Agreement with John
                  Robinson. (17)

10.49 Employment Agreement between the Company and Carl Gruenler, dated December 21, 2005. (18)

10.50 Employment Agreement between the Company and Kevin Cronin, dated January 7, 2006. (19)

10.51 Director and Officer Indemnification Agreement with Kevin Cronin, dated January 7, 2006. (19)

10.52 Change in Terms Agreement between the Company and U.S.D.R., Inc. dated December 31, 2005.

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

(10) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on November 16, 2004.

(11) Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on February 9, 2005.

(12) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on February 25, 2005.

(13) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.

(14) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005.

(15) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on August 30, 2005.

(16) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 23, 2005.

(17) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(18) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.

(19) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on January 11, 2006.