Form 10QSB/A
period 2005-09-30
US GLOBAL NANOSPACE  INC
filed 2006-03-22
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 5, 2005 the issuer had 145,319,723 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                EXPLANATORY NOTE:

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three months and six months ended September 30, 2005 (as originally filed on November 23, 2005, the "Original Report")to reflect the restatement of our Financial Statements (the "Restatement"). The restatement reflects reclassification of non-cash services expense to deferred compensation and services for the quarter ended September 30, 2005. Please refer to Note 1 to our interim financial statements included in this amendment on Form 10-QSB/A for a further discussion of the restatement.

This Form 10-QSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the Original Report, except as identified above. The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                            US GLOBAL NANOSPACE, INC.

                                      INDEX

                                                                       PAGE
PART I                                                                NUMBER

Item 1 - Financial Statements (as restated)

         Balance Sheets as of September 30, 2005 (unaudited)
                  and March 31, 2005                                   3

         Statements of Operations - Three and Six Months Ended
                  September 30, 2004 and 2005 and since inception
                  (March 20, 2002) through September 30, 2005
                  (unaudited)                                          4

         Statement of Stockholders' Deficit -
                  Six Months Ended September 30, 2005
                  (unaudited)                                          5

         Statements of Cash Flows - Six Months Ended
                  September 30, 2004 and 2005 and
                  since inception (March 20, 2002)
                  through September 30, 2005 (unaudited)               6

         Notes to the Financial Statements                             7 - 11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11 - 16

Item 3 - Controls and Procedures                                       17

PART II

Item 1 - Legal Proceedings                                             17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   17

Item 3 - Defaults Upon Senior Securities                               17

Item 4 - Submission of Matters to a Vote of Security Holders           17

Item 5 - Other Information                                             18

Item 6 - Exhibits                                                      18

Signature Page

                      PART I - ITEM 1 FINANCIAL STATEMENTS

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                                 BALANCE SHEETS

                          (as restated - see Note _1_)

                                                                           September 30,     March 31,
                                                                                2005           2005
                                                                            (Unaudited)
                                                                           ------------     ------------
ASSETS
CURRENT ASSETS
    Cash                                                                   $     21,588     $     53,547
    Accounts receivable                                                          28,225          120,502
    Other receivables                                                           334,667           82,579
    Prepaid expenses                                                             25,800               --
    Inventory                                                                    62,569            1,729
                                                                           ------------     ------------

       Total current assets                                                     472,849          258,357

NONCURRENT ASSETS
    Deposits                                                                     11,000           11,000
                                                                           ------------     ------------

       Total assets                                                        $    483,849     $    269,357
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current maturities of bank note payable                                $    242,956     $    237,606
    Accounts payable                                                            607,199          683,302
    Accrued salaries, compensation and expenses                               1,457,746          787,547
    Accrued interest                                                             15,833           24,219
    Related party payable                                                       334,729          330,887
    Loans payable                                                               234,638          308,229
                                                                           ------------     ------------

       Total current liabilities                                              2,893,101        2,371,790
                                                                           ------------     ------------

BANK NOTE PAYABLE, less current portion                                         467,158          568,162
                                                                           ------------     ------------

STOCKHOLDERS' DEFICIT
    Preferred stock authorized, 10,000,000 shares $0.01 par value,
       none issued or outstanding                                                    --               --
    Common stock authorized, 300,000,000 shares $0.01 par value,
       145,069,723 and 105,752,751 issued and outstanding, respectively         145,068          104,794
    Additional paid-in capital                                               18,862,277       15,413,845
    Deferred compensation and services                                       (1,034,230)          (7,460)
    Deficit accumulated during the development stage                        (20,849,525)     (18,181,774)
                                                                           ------------     ------------

       Total stockholders' deficit                                           (2,876,410)      (2,670,595)
                                                                           ------------     ------------

       Total liabilities and stockholders' deficit                         $    483,849     $    269,357
                                                                           ============     ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                           Cumulative
                                                                                                      results of operations
                                                                                                       from March 20, 2002
                                         Three Months    Three Months     Six Months      Six Months   (date of inception)
                                             Ended           Ended           Ended          Ended           through
                                         September 30,   September 30,   September 30,   September 30,    September 30,
                                             2005             2004           2005             2004           2005
                                         -------------   -------------   -------------   -------------    -------------
REVENUES                                 $      21,619   $     305,121   $     115,196   $     399,809    $     971,746
COST OF REVENUES                                 4,758          32,387          42,310         105,658          450,592
                                         -------------   -------------   -------------   -------------    -------------

       Gross Profit                             16,861         272,734          72,886         294,151          521,154
                                         -------------   -------------   -------------   -------------    -------------

OPERATING EXPENSES
   Research and development
     Non-cash services                         165,322              --         199,150              --          251,195
     Other research and development            166,994         113,556         308,187         251,105        3,676,544
   General and administrative
     Non-cash compensation and services      1,166,469          56,970       1,295,547         545,019        9,257,641
     Other general and administrative          532,493         676,843         900,829       1,115,999        8,296,049
                                         -------------   -------------   -------------   -------------    -------------

       Total operating expenses              2,031,278         847,369       2,703,713       1,912,123       21,481,429
                                         -------------   -------------   -------------   -------------    -------------

       Operating loss                       (2,014,417)       (574,635)     (2,630,827)     (1,617,972)     (20,960,275)
                                         -------------   -------------   -------------   -------------    -------------

OTHER INCOME (EXPENSE)
   Debt restructure                                 --              --              --              --          918,573
   Other income                                  5,028              --          12,528              --           70,480
   Interest expense                            (22,828)        (34,061)        (49,452)        (90,645)        (878,303)
                                         -------------   -------------   -------------   -------------    -------------

       Total other income (expense)            (17,800)        (34,061)        (36,924)        (90,645)         110,750
                                         -------------   -------------   -------------   -------------    -------------

       NET LOSS                          $  (2,032,217)  $    (608,696)  $  (2,667,751)  $  (1,708,617)   $ (20,849,525)
                                         =============   =============   =============   =============    =============

Net loss per share, basic and diluted    $       (0.02)  $       (0.02)  $       (0.02)  $       (0.02)   $    (0.24)
                                         =============   =============   =============   =============    =============
Basic and diluted weighted average
   number of common shares                 124,887,226      91,951,134     118,255,506      90,332,077       87,257,877

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       Six Months Ended September 30, 2005
                                   (Unaudited)

                                                                                                      Accumulated
                                                                       Additional       Deferred      During the         Total
                                               Common Stock              Paid-in      Compensation    Development     Stockholders'
                                          Shares          Amount         Capital      and Services       Stage          Deficit
                                       ------------    ------------    ------------   ------------    ------------    ------------
Balance at April 1, 2005                105,752,751    $    104,794    $ 15,413,845   $     (7,460)   $(18,181,774)   $ (2,670,595)

Issuance of common stock on April 1,
2005 in consideration for services at
$0.097 per share                          1,055,986           1,056         101,375                                        102,431

Issuance of common stock on April 8,
2005 in consideration for wages at
$0.09 per share                           1,822,090           1,822         162,166                                        163,988

Issuance of common stock on May 3,
2005 in consideration for services at
$0.08 per share                              94,325              94           7,452                                          7,546

Issuance of common stock on May 9,
2005 in consideration for accounts
payable at $0.069 per share                 346,522             347          23,563                                         23,910

Issuance of common stock on May 11,
2005 in consideration for notes
payable at $0.064 per share               4,734,704           4,735         298,286                                        303,021

Issuance of common stock on May 18,
2005 in consideration for services
at $0.07 per share                          300,000             300          20,700                                         21,000

Issuance of common stock on June 1,
2005 in consideration for services
at $0.064 per share                          78,800              79           4,965                                          5,044

Issuance of common stock on July 28,
2005 in consideration for accounts
payable at $0.07 per share                  868,368             868          59,917                                         60,785

Issuance of common stock on August 3,
2005 in consideration for services
at $0.065 per share                       2,000,000           2,000         128,000        (86,666)                         43,334

Issuance of common stock on August 12,
2005 in consideration for accounts
payable at $0.12 per share                  382,934             383          45,569                                         45,952

Issuance of common stock on August 18,
2005 in consideration for accounts
payable at $0.077 per share                      --             958          72,330                                         73,288

Issuance of common stock on August 25,
2005 in consideration for services
at $0.084 per share                      19,850,000          19,850       1,647,550        (871,500)                       795,900

Issuance of common stock on
September 15, 2005 in consideration
for services at $0.13 per share           2,645,940           2,646         341,326                                        343,972

Issuance of common stock on
September 15, 2005 in consideration
For wages at $0.13 per share              1,599,275           1,599         206,307                                        207,906

Issuance of common stock on
September 27, 2005 in consideration
for services at $0.095 per share            526,316             526          49,474                                         50,000

Issuance of common stock on
September 27, 2005 in consideration
for accounts payable at $0.10 per share     339,099             339          33,571                                         33,910

Issuance of common stock on
September 29, 2005 in consideration
for accounts payable at $0.093 per share  1,167,236           1,167         107,386                                        108,553

Issuance of common stock on
September 29, 2005 in consideration
for services at $0.093 per share          1,505,377           1,505         138,495        (75,000)                         65,000

Amortization of deferred compensation
and services                                                                                 6,396                           6,396

Net loss for the period                                                                                 (2,667,751)     (2,667,751)
                                       ------------    ------------    ------------   ------------    ------------    ------------
Balance at September 30, 2005           145,069,723    $    145,068    $ 18,862,277   $ (1,034,230)   $(20,849,525)    $(2,876,410)
                                       ============    ============    ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                              Cumulative
                                                                                                         results of operations
                                                                                                          from March 20, 2002
                                                                              Six months      Six months  (date of inception)
                                                                                ended           ended           through
                                                                             September 30,  September 30,    September 30,
                                                                                 2005           2004             2005
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                              $ (2,667,751)   $ (1,708,617)   $(20,849,525)
       Adjustments to reconcile net loss to net
         cash used in operating activities
              Common stock issued for services                                  1,494,698         545,019       9,508,836
              Forgiveness of loans and accounts payable                                --              --        (918,573)
      Changes in operating assets and liabilities:
                  Accounts receivable                                              92,277        (116,604)        (28,225)
                  Other receivables                                              (252,088)        (10,315)       (334,667)
                  Prepaid expenses                                                (25,800)             --         (25,800)
                  Inventory                                                       (60,840)          4,695         (62,569)
                  Deposits                                                             --           2,485         (11,000)
                  Accounts payable                                                270,295         446,391       2,637,526
                  Accrued salaries, compensation and expenses                     988,019         706,722       5,345,355
                  Accrued interest                                                  2,405           9,939         422,617
                  Related party payable                                             3,842          14,012         334,729
                                                                             ------------    ------------    ------------
                          Net cash used in operating activities                  (154,943)       (106,273)     (3,981,296)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Cash acquired in conjunction with share
               exchange agreement                                                      --              --           2,946
                                                                             ------------    ------------    ------------

          Net cash provided by investing activities                                    --              --           2,946
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank note payable                                               --              --       1,650,000
         Payments on bank note payable                                            (95,654)       (307,708)       (939,886)
         Proceeds from loans payable                                              235,700         423,660       3,164,805
         Payments on loans payable                                                (17,062)             --         (29,981)
         Proceeds from issuance of common stock                                        --              --         155,000
                                                                             ------------    ------------    ------------

               Net cash provided by financing activities                          122,984         115,952       3,999,938
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash                                                   (31,959)          9,679          21,588

Cash at beginning of period                                                        53,547          18,437              --
                                                                             ------------    ------------    ------------

Cash at end of period                                                        $     21,588    $     28,116    $     21,588
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
                                                                             ============    ============    ============

The accompanying notes are an integral part of these financial statements

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS (as restated)

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

RESTATEMENT

Subsequent to the issuance of our financial statements for the quarter ended September 30, 2005, our management determined that:

o Non-cash services expense was overstated for stock grants to purchase up to 16,350,000 shares of common stock under the 2005 Stock Plan

o Amounts previously shown on the statement of operations, as non-cash services expense should be reclassified to deferred compensation and services for the quarter ended September 30, 2005.

As a result, the financial statements for the quarter ended September 30, 2005, have been restated. On August 25, 2005, the Company granted 16,350,000 shares of its common stock under the 2005 Stock Plan to recipients for services recorded at their fair market value of $1,373,400. Based upon further analysis of certain vesting periods within certain of these stock grants the Company determined that the non-cash services expense was overstated. Due to a reassessment of the vesting periods within these grants the Company has determined that $871,500 of non-cash services should have been deferred over vesting periods after September 30, 2005 through August 2006. As a result, the Company's results for the second quarter of 2005 have been restated by the reclassification of non-cash services expense to deferred compensation and services in the amount of $871,500. In addition, the Company's net tax expense related to this change also decreased by $92,613. The Company's total net loss decreased by $964,113.

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

On August 25, 2005, the Company granted 19,850,000 shares of restricted common stock under the 2005 Stock Plan. 16,350,000 to recipients and 3,500,000 to our CFO as a stock bonus having a fair market valuation of $1,667,400. 11,000,000 of these shares are subject to vesting conditions and were recorded at their fair value totaling $871,500 as deferred compensation and services, and are being recognized over the vesting period of one year.

On September 15, 2005, the Company granted 1,599,275 shares of common stock under the 2002 Stock Plan to recipients in lieu of wages with an award valuation of $177,519, equaling 85% of the fair market value per share on the date of grant of the award. The Company recognized $30,386 as additional non-cash expense for the difference between the fair value of the stock and the wages due.

The Company has accrued payroll taxes relating to the issuance of common stock in lieu of wages in accrued salaries and expenses at the six months ended September 30, 2005, and the Company recorded $334,667 in other receivables for the employee's portion of the taxes due to the Company.

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

   PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

This section and other parts of this report on Form 10-QSB/A by US Global Nanospace, Inc. (the "Company) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

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

Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $20,849,525 since inception through September 30, 2005. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

During the quarter ended September 30, 2005, we incurred $1,166,469 in expenses related to general and administrative non-cash compensation as compared to $56,970 related to general and administrative non-cash compensation during the quarter ended September 30, 2004. This increase is primarily due to an increase in marketing and sales, and the issuance of our restricted common stock to recipients as bonuses. During the quarter ended September 30, 2005, we paid our employees and consultants with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

During the quarter ended September 30, 2005, other general and administrative expenses totaled $532,493 as compared to other general and administrative expenses of $676,843 for the quarter ended September 30, 2004. General and administrative expenses consist of salaries, legal fees, marketing, sales, facility rental and utilities expense. This decrease is attributable to a reduction of salaries and our focus on Research and Development for the quarter.

We had an operating loss of $2,014,417 for the quarter ended September 30, 2005, as opposed to an operating loss of $574,635 for the quarter ended September 30, 2004. We had a net loss of $2,032,217 for the quarter ended September 30, 2005, as compared to a net loss of $608,696 for the quarter ended September 30, 2004. The increase in the operating loss and net loss is primarily attributable to an increase in marketing and sales, and the issuance of our restricted common stock to recipients .

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

During the six months ended September 30, 2005, we spent $507,337 on research and development as compared to $251,105 for research and development during the six months ended September 30, 2004. Of this amount from the six months ended September 30, 2005, $199,150 was expense we incurred for services in relation to non-cash compensation. We paid our employees and consultants with our common stock in order to conserve cash. Our overall research and development costs increased because we focused on the development of our products during this period. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the six months ended September 30, 2005, we incurred $1,295,547 in expenses related to general and administrative non-cash services as compared to $545,019 related to general and administrative non-cash services during the six months ended September 30, 2004. During the six months ended September 30, 2005, we paid our employees and consultants with our common stock in order to conserve cash. During the six months ended September 30, 2005, other general and administrative expenses totaled $900,829 as compared to other general and administrative expenses of $1,115,999 for the six months ended September 30, 2004. General and administrative expenses consist of salaries, legal fees, marketing, sales, facility rental and utilities expense. The overall increase in General and administrative expense is attributable to an increase in marketing and sales, and the issuance of our restricted common stock to recipients as bonuses. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

We had an operating loss of $2,630,827 for the six months ended September 30, 2005, as opposed to an operating loss of $1,617,972 for the six months ended September 30, 2004. We had a net loss of $2,667,751 for the six months ended September 30, 2005, as compared to a net loss of $1,708,617 for the six months ended September 30, 2004. The increase in the operating loss and net loss is primarily attributable to the increase in marketing and sales, and the issuance of our restricted common stock to recipients .

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had cash on hand of $21,588. Since our inception, we have incurred significant losses, and as of September 30, 2005 we had an accumulated deficit of $20,849,525. We have not achieved profitability and anticipate that we will continue to incur net losses through the following six-month period. We expect that our research and development and general and administrative expenses will continue to be significant, and as a result we will need to generate significant revenue to achieve profitability.

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

Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the six months ended September 30, 2005 we had a net loss of $2,667,751. Our accumulated deficit since inception through September 30, 2005 was $20,849,525.

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

On August 25, 2005, the Company granted 19,850,000 shares of our common stock under the 2005 Stock Plan to recipients and our CFO having a fair market valuation of $1,667,400.

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

                            US GLOBAL NANOSPACE, INC.


                                      By: /s/ Carl Gruenler
                                          --------------------------------------
Date:  March 22, 2006                 Carl Gruenler, Chief Executive Officer


                                      By: /s/ Kevin Cronin
                                          --------------------------------------
Date:  March 22, 2006                 Kevin Cronin, Chief Financial Officer

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

10.38 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV).(12)

10.39 Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd. (12)

10.40 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR Aerospace, Ltd. (13)

10.41 Agreement to Convert Debt dated May 11, 2005 between the Company and USDR, Inc. (13)

10.42 Promissory Note in the amount of $350,000 dated May 13, 2005 in favor of U.S.D.R., Inc. (16)

10.43 Employment Agreement between the Company and Carl Gruenler dated August 3, 2005 (14)

10.44       2005 Stock Plan, as adopted August 25, 2005 (15)

10.45 Agreement to Convert Debt dated November 7, 2005 between the Company and USDR Aerospace, Ltd. (16)

10.46 Agreement to Convert Debt dated November 8, 2005 between the Company and USDR, Inc. (16)

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