Form 10KSB
period 2006-03-31
US GLOBAL NANOSPACE  INC
filed 2006-09-06
CIK 1001111

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Issuer’s revenues for its most recent fiscal year: $259,969

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,771,480 as of August 11, 2006.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At August 11, 2006, a total of 193,292,856 shares of registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

US Global Nanospace, Inc. (referred to in this report as “USGN”, “the Company”, “we”, “us” or “our”) is a development stage company with expertise in the emerging fields of autonomous wide area perimeter security and nanotechnology. Through March 31, 2006, the end of our fiscal year, our operations included designing and developing products and building prototype and demonstration systems for use by defense and health and safety agencies and organizations, both public and private. We are also looking for alliances to assist us with licensing, manufacturing, and marketing our products.

We were originally incorporated in the Province of British Columbia in1984 as First West Canada Capital Corporation, or FWCC. On December 20, 1993, FWCC became a Wyoming corporation. On December 23, 1993, FWCC merged into its wholly owned subsidiary, FWCC Merger Corp., which was incorporated in the state of Delaware.

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

Effective July 21, 2003, US Global Aerospace, Inc. changed its name to US Global Nanospace, Inc.

On January 14, 2004, our Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized common stock from 100,000,000 to 300,000,000 shares and to increase the authorized preferred stock from 1,000,000 to 10,000,000 shares.

On August 3, 2005, our Board of Directors appointed Carl Gruenler as President and Chief Executive Officer. John Robinson retained the position of Chairman. On December 8, 2005, John Robinson resigned as Chairman. On December 21, 2005, Carl Gruenler was appointed to the Board of Directors as Chairman. On January 7, 2006, Julie Seaman resigned as Chief Financial Officer and the Board of Directors appointed Kevin Cronin, as Chief Financial Officer, Secretary and Treasurer. On May 24, 2006 the Board of Directors resolved to add an additional Director, and appointed Pat Scorzelli to the Board of Directors as Chairman.

OUR BUSINESS

US Global Nanospace, Inc. is a development stage company that specializes in identifying, developing, and commercializing advanced products the core technologies of which are primarily wide area perimeter security based or nanoscience derived. Our primary products include an integrated system to direct autonomous response featuring proprietary software and control elements, and biological and chemical decontaminants. Other products include optimized polymer and organic materials and nanofibers, advanced filtration systems for air, water, and cigarettes, and blast mitigation and fire protection materials. We are currently focusing our efforts on obtaining global partners and/or licensees and marketing the products that we have developed for defense, security, and health and safety applications. Our target customers for these systems, materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, plus domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulations.

Our Products

Our products include the following:

MAPSANDS™

The Modular Autonomous Perimeter Security and Non-Lethal Defense System (MAPSANDS™) is a new product in wide area perimeter security. We designed MAPSANDS™ to address the need for autonomous wide-area perimeter security and access denial for sovereign borders, oil/gas/water pipelines, power plants, seaports, ships, airports, oil and gas refineries, water treatment and desalinization facilities, offshore oil rigs and other high value infrastructure. Unlike other wide area security systems, MAPSANDS™ eliminates the need for fences, manned control and dispatch, and response teams.

In July 2004, we filed a provisional patent application, and in June 2005 a utility patent application, with the U.S. Patent and Trademark Office for the entire MAPSANDS™ system. In July 2005, USGN filed a corresponding PCT international patent application. MAPSANDS™ combines USGN-developed proprietary, secure and robust control software plus advanced wireless communications and remote power systems with detection and tracking sensors, directed energy acoustics and a suite of accurately delivered non-lethal and/or lethal munitions. Unlike traditional perimeter security solutions, the MAPSANDS™ system architecture was designed to secure perimeters ranging in length from less than one mile to several hundred continuous miles and to deliver a programmed response based on predetermined rules of engagement. The concept originated from energy company inquiries to use our anti-ballistic material expertise to design a system to protect pipelines. It became apparent that to autonomously protect high value infrastructure over a wide area it would be necessary to develop an integrated system to detect and track, establish intent and engage approaching intruders a safe distance away from any intended target.

MAPSANDS™ is designed to automatically protect and defend high-value remote installations with or without human intervention, eliminating the issues of inadequate manpower or misplaced loyalty that have plagued existing wide-area security endeavors.

MAPSANDS™ incorporates advanced radars capable of detecting, tracking and targeting to aim directional acoustic devices delivering clear verbal warnings and aversive warning tones to area perimeter intruders. These powerful acoustic devices are designed to be effective at operationally significant ranges to help determine an approaching intruder’s intent and affect the intruder’s behavior. In the event an area perimeter intruder fails to heed the increasingly threatening acoustic warnings delivered by MAPSANDS™, the system can be programmed to accurately and autonomously target and disperse non-lethal deterrent munitions, such as flash bang, tear gas, malodorants, or rubber pellets to establish a pre-set area denial perimeter. A variety of advanced tactical options are available based on customer specifications and rules of engagement, subject to compliance with applicable laws, treaties and regulations. Continuous remote location power, another key element of the system, is supplied through advanced, highly reliable solar and wind power configurations.

ALL-CLEAR™

All-Clear™ is designed for the neutralization of chemical and biological weapons and contaminants, and for general disinfection and sterilization of surfaces. All-Clear™ was designed for military decontamination applications, as well as for use by fire/emergency personnel, law enforcement agencies, or other first responders to terrorist, hazardous materials (HAZMAT), or other emergency incidents.

We believe the advantages of All-Clear™ Chem/Bio Decon Foam include the use of fast acting ingredients, non-hazardous residuals, non-oxidizing action, no flight restrictions, and expandability for new applications. To our knowledge, All-Clear™ is the first environmental and surface friendly decontaminant that is highly effective in eliminating chemical and biological warfare agents, such as Sarin and Anthrax. The foam is developed to neutralize agents without the harmful effects that most chlorine and oxidizing decontamination agents have on sensitive apparatus like landing gear and brake assemblies. Unlike other decontamination products that rely on chemical reactions to oxidize agents All-Clear™ uses an enzyme to selectively destroy nerve agents and a biocide mixture to sterilize biological agents, including anthrax spores.

The foam’s active ingredients are not rapidly depleted by reaction with other materials, such as dirt and grease, resulting in a long-lasting product. The foam can be dispensed using commonly available fire-fighting equipment in addition to numerous readily available commercial applicators.

The worldwide market for decontamination solutions is emerging and is expected to become significant as government agencies and emergency services establish contingency plans and preparedness for chemical or biological attack or naturally-occurring infectious diseases that could possibly lead to pandemics. We believe that the commercial market for All-Clear™ can be expanded beyond terrorist response to include treating industrial and infectious waste and the decontamination of aircraft and vehicles arriving from quarantine areas, as well as agricultural applications such as treating livestock areas to destroy and prevent the spread of infectious diseases in animals. We also believe that the consumer market for general disinfectant products could be well served by All-Clear™’s low-toxicity and non-corrosive characteristics.

All-Clear™ has been developed pursuant to the agreement with Kidde Fire Fighting, Inc. and is being marketed internationally to foreign governments, militaries and companies and has been presented to the U.S. Department of Homeland Security and the U.S. Department of Defense. Before it can be marketed and sold in the United States, Environmental Protection Agency (EPA) registration must be obtained. Following the completion of efficacy and toxicity testing, an application for registration of the product was submitted to the EPA in late 2005 by Kidde. Final EPA registration is expected by late 2006. All-Clear™ has successfully passed the Boeing Series D6-17487, Revision P, corrosion test for use of foam on aircraft exteriors. This was required to prove non-corrosive capability and is key for Air Forces and commercial airlines worldwide, as well as for maintaining the integrity of other critical equipment.

RADOME AND RADOMEX IMPACT RESISTANT AIRCRAFT RADOME

Radomes provided our primary source of revenue for the year ending March 31, 2006.

We have developed radomes, a protective fairing typically found on aircraft that is used to protect radar antenna, that are designed to allow efficient radar signal transmission. A fairing is a structure whose primary function is to produce a smooth outline and to reduce drag, for example, as on an airplane. This product is available in limited quantities. We are currently supplying a standard composite radome for the Bell 212/412 and the Agusta AB212/412 series military and commercial helicopters to Agusta Aerospace and Bell Helicopter.

In addition, we have developed materials suitable for producing an impact resistant\ballistic resistant radome, or RadomeX. RadomeX is designed to provide variable threat ballistic protection to the flight crew, the radar equipment and the aircraft while allowing the radar to operate. RadomeX products are currently under development.

NANOFILTERCX

NanoFilterCX is a cigarette filter. It is designed to provide nanofiber-based high-efficiency mechanical filtration for reduction of cigarette smoke toxins. We believe it is superior to current common cigarette filters in that it provides

•	the opportunity for cost-effective pricing in comparison to current common cigarette filters,

•	feasible integration into the manufacturing process,

•	consistent smoking action and taste, and

•	a reduction of specific smoke toxin levels.

In addition to the direct benefit to smokers of reducing toxins, we anticipate that NanoFilterCX will be manufactured from a variety of polymers to optimize design and production requirements. The NanoFilterCX is still under development and is not yet being marketed.

NANOFILTER PATHOGEN/ALLERGEN AIR FILTER PURIFICATION SYSTEMS:

The core of USGN’s NanoFilter technology was initially developed for NASA for use during extended crewed space flight applications lasting in excess of 120 days, to provide ultra-fine particulate matter air filtration and purification.

The Nanofilter is comprised of advanced polymeric nanofiber combined with a patented particle stimulation mechanism. The result is an optimized porous nanofilter media that is enveloped with an electronic field causing the airborne particulate matter to move in a churning motion perpendicular to the airflow direction without ionization, thus significantly enhancing the London/Van der Waals force interaction (a type of particle attraction), resulting in a super-efficient air filtration and purification system to effectively capture bacteria, viruses, smoke, dust, odorants, and other sub-micron sized particulate matter.

Unlike traditional filter technology that relies on more restrictive filter elements and reduced flow rates in order to catch smaller particles, nanofilter technology provides less restricted air-flow, minimal pressure drop, and a substantial increase in energy efficiency. Applications for this technology currently exist in industrial, commercial, and residential buildings, as well as mass transit vehicles. This product is still being developed and is not yet being marketed.

The following three products (GARDS-Guardian Antiballistic Replacement Door Skins, SAV-A GUNNER (SAG) HMMWV Turret, and BLAST-X) are not currently being marketed, however, we may decide to market them in the future. We expect to use the anti-ballistic knowledge derived from their development to support additional security system components and capabilities in the future.

GARDS -GUARDIAN ANTIBALLISTIC REPLACEMENT DOOR SKINS

The Guardian Antiballistic Replacement Door Skin (GARDS) for the AM General High Mobility Multipurpose Wheeled Vehicle (“HMMWV”, commonly pronounced Hum-Vee) are lightweight and flexible antiballistic panels designed to protect vehicle occupants in elevated-threat locations.

GARDS are designed to be attached in the field to the interior of the existing HMMWV doorframe, upgrading threat level protection to NIJ Level IIIA or higher, providing for an increase in protection from small arms fire, projectiles, fragmentation and shrapnel when compared to the original equipment fabric doors. GARDS are designed to be installed in fifteen minutes. They weigh as little as six pounds per panel, require no maintenance and as the original door structure and canvas cover remain intact, are intended to be unnoticeable from the outside of the vehicle. GARDS’ strength, durability and low weight is a result of our G-Lam anti-ballistic material. G-Lam is created with a process that results in mechanical properties that, to our knowledge, are far superior to common anti-ballistic composite materials. GARDS are designed to provide maximum protection against specific ballistic threats, fragmentation and shrapnel. G-Lam is also designed to be impervious to petroleum distillates and maintain performance at temperatures in excess of 400 degrees Fahrenheit.

SAV-A GUNNER (SAG) HMMWV TURRET

The S.A.G. Turret has been designed as a durable, lightweight shielded turret offering protection against specific ballistic threats, fragmentation and shrapnel for the HMMWV.

The S.A.G. Turret weighs approximately 160 pounds and offers rapid rotational capability. The S.A.G. Turret is approximately 4 feet in diameter, is designed to interface precisely with military HMMWV rotating turret rings and is designed to be installed by two people in less than one hour using common hand tools. USGN’s proprietary G-Lam material used in the turret is designed to be impervious to petroleum distillates and to maintain performance at temperatures in excess of 400 degrees Fahrenheit.

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

Blast-X is comprised of two distinct components; a mitigation medium to attenuate explosive shock waves, reduce initial shock pressure levels and minimize fire as it interacts with the heat and pressure of the blast environment, and a back panel made of USGN’s G-Lam anti-ballistic/anti-fragment material to contain blast fragments and debris.

Blast-Cast is a castable blast mitigation product designed for munitions containers, munitions storage facilities, and any application where blast mitigation and more specifically sympathetic detonations are a concern. Blast-Cast is a custom manufactured solution that can be molded into myriad forms, in accordance with the customer’s specifications.

The components in Blast-X can also be used separately or spaced, depending on the definition of threat while considering new construction or retrofits. The blast mitigation portion of Blast-X is more appropriately placed as near as possible to the blast source, while the fragment barrier portion can be placed closer to the areas that are to be protected (e.g. occupied rooms and critical equipment).

Distribution/Manufacturing

We do not manufacture or distribute our products on a commercial scale and it is currently not our intention to do so. We work with industry suppliers to facilitate the development, manufacture and marketing strategy of our technologies and products.

Under the Development and License Agreement between us and Kidde Fire Fighting, Inc. dated as of August 13, 2004, we agreed with Kidde to develop, produce, market and commercialize decontaminant foam products. This agreement required Kidde to pay us a license fee in the amount of $100,000 and a fee in the amount of $100,000 in consideration for the assignment of the trademark, All-Clear™. These fees were paid in two equal installments. As required by the agreement, the first installment was paid in August 2004 and the second installment was paid in November 2004. Pursuant to the agreement, we are responsible for formulating existing products and Kidde is responsible for developing manufacturing processes relating to the existing products. The term of the agreement began on August 13, 2004 and will continue until the later of 10 years or the date on which the manufacture, use or sale of any product developed pursuant to the agreement would no longer infringe a valid claim of patent rights (if any exist) held by us, alone, or with Kidde. If a competitor develops a similar product that eliminates the possibility that the product we developed can compete with such product, the agreement would be mutually terminated over a six month period. The All-Clear™ product has been developed and tested and is being marketed internationally to foreign governments, militaries and companies and has been presented to the U.S. Department of Homeland Security and the U.S. Department of Defense. Before it can be marketed and sold in the United States other than to the U.S. Department of Defense, an application for registration of the product must be submitted to the EPA specifically necessitating registration either as a sterilant or as a newly proposed anthrax inactivation formula. All efficacy and toxicity testing has been completed and the application was submitted to the EPA in late 2005. We anticipate final EPA registration in late 2006. All-Clear™ has successfully passed the Boeing Series D6-17487, Revision P, corrosion test for use of foam on aircraft exteriors. This proves non-corrosive capability which is a requirement for use by Air Forces and commercial airlines worldwide. Internationally, All-Clear™ has been evaluated by the Canadian DOD and several European, Asian and Middle Eastern countries. If Kidde is able to successfully market the product, we would earn royalties on the number of products sold in a Kidde fiscal year, as defined in the agreement. The royalties are computed on the number of products sold and do not include reductions for expenses associated with the production, marketing and sale of the product.

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

Competition

Large scale security systems for borders and high value infrastructure is a developing and highly competitive market. We believe that the autonomous full engagement capability of MAPSANDS™ is unique in the global market for wide area security systems. To our knowledge, current systems require fences, manned control, and response teams. MAPSANDS™, with its detection, tracking, interrogation, and flexible and robust engagement capability, should eliminate the need for fences, manned control, or response teams to fulfill the area denial mission, Additionally, MAPSANDS™ is designed to consistently and strictly follow established rules of engagement, and is not subject to compromise, such as indecision or shifting allegiances, as are systems requiring human involvement. Furthermore, based on available industry information, we believe that implementation costs for MAPSANDS™ systems should be competitive and operating costs should be lower. As wide area security market education expands and the evaluation of mission effectiveness continues, we believe that MAPSANDS™ will establish a significant presence in the large scale security systems market.

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

On July 30, 2004, we filed a provisional patent application covering the MAPSANDS™ technology. We filed a corresponding non-provisional U.S. patent application on June 1, 2005 and an International (PCT) patent application on July 29, 2005. The U.S. and PCT patent applications remain pending and are awaiting examination by the respective applicable patent offices.

On June 3, 2005, we filed a joint provisional patent application with Kidde directed to a new decontaminant product jointly developed by us and Kidde. On July 30, 2006, we filed a corresponding joint U.S. non-provisional patent application and a joint international (PCT) patent application.

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

We have applied for registration of three trademarks, All-Clear™ (word mark), All-Clear™ US Global Nanospace™ (design mark) and MAPSANDS with the United States Patent and Trademark Office. Under the Development and License Agreement between the Company and Kidde Fire Fighting, Inc. dated as of August 13, 2004, we have assigned our interest in the All-Clear™ registration applications to Kidde. On June 14, 2005, the United States Patent and Trademark Office issued a Notice of Allowance for the All-Clear™ word mark and on December 13, 2005, the United States Patent and Trademark Office issued a Notice of Allowance for the All-Clear™ design mark. Both applications are awaiting the filing by Kidde Fire Fighting, Inc. of statements of use. The United States Patent and Trademark Office has notified us that the mark, MAPSANDS, has been approved for publication.

Government Regulation

The development of our products may be subject to government regulation. For example, the use of our All-Clear™ product as a biological decontamination product is regulated by the EPA and requires EPA approval prior to sale and marketing in the U.S., except possibly for sales to the U.S. Department of Defense. The EPA estimates that it may take up to eight months to obtain approval from the date the application is submitted. If All-Clear™ is used as a hospital disinfectant or sterilizer or for other biological contaminants, the registration process with the EPA is estimated to take 120 days from the date the application is submitted. The efficacy and toxicity testing of All-Clear™ has been completed, Kidde Fire and Security submitted the EPA application in late 2005, and we expect EPA approval by the end of 2006.

Additionally, before we could make sales of our MAPSANDS™ system outside of the U.S., we would be required to obtain an export license from the U.S. Department of State. We requested, and we were granted, a temporary license for the demonstration of the system in the Middle East.

Sales of our potential products outside of the U.S. may be governed by the International Traffic in Arms Regulations, the Export Administration Regulations, the Patriot Act and the Bioterrorism Safety Act. Although these laws and regulations do not restrict those present foreign sales programs, there can be no assurance that future changes to these regulatory regimes will not affect or otherwise limit our foreign sales.

Research and Development

Research and development is a critical component of our business and is ongoing. We spent $1,571,022 on research and development during the last fiscal year and $526,746 during the fiscal year ended March 31, 2005. Our research and development costs will continue to be substantial.

Employees

We currently have 2 full-time employees, the company’s officers. Depending on the project, we also retain the services of between 12 and 17 consultants.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office is located in Carson City, Nevada. The lease term for our previous facility at 1016 Harris Road, Arlington, Texas facility has expired.

ITEM 3. LEGAL PROCEEDINGS

On January 3, 2005, we first received a Wells Notice from the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of U.S. securities laws. The SEC’s concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have been in ongoing dialogue with the SEC, and prepared and submitted initial and supplemental Wells Submissions in response to the original Wells Notice. Notwithstanding receipt of the Wells Notice, we have cooperated and continue to cooperate with the SEC. On January 20, 2006, the SEC staff re-issued a Wells Notice to us, Julie Seaman, who is one of our current directors, and John Robinson, who is our former Chairman and Chief Executive Officer, in connection with the previously announced SEC inquiry. The re-issued Wells Notices against us and Mr. Robinson alleged the same violations of U.S. securities laws as those violations that the SEC alleged in its prior Wells Notices. The January 20, 2006 Wells Notice against Ms. Seaman alleged substantially fewer violations than the Wells Notice issued to her on January 3, 2005. On July 20, 2006 we, separate from the other parties identified in the previously issued Wells Notice, agreed to a settlement with the SEC staff. The settlement is subject to the final approval of the SEC Commissioners.

We previously entered into a license agreement with TIAX, LLC on an exclusive basis for technology related to a decontamination system we hoped would be usable for our All-Clear™ product. By letter dated May 27, 2005, TIAX LLC notified us that TIAX believed that we were in default under the Patent and Technology License Agreement dated July 24, 2003 (the “Agreement”), as amended, between TIAX and us for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, we responded to TIAX stating that we disagreed with TIAX’s assessment of the amounts due TIAX under this agreement. We also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by us and Kidde, and that we did not believe that this new product was subject to our agreement with TIAX. We had made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by us from Kidde. On July 19, 2005, TIAX rejected our counter-proposal to modify the payment terms of the Agreement and notified us that TIAX would exercise its right to terminate the agreement unless the Company paid $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has reflected as accounts payable in its financial statements as of June 30, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, we took the position that the Agreement had already terminated as of June 28, 2005. While collaborating on development of the All-Clear™ product, we and Kidde discovered that the formulation developed by TIAX did not meet the requirements for a commercial product. Accordingly, we and Kidde developed an alternative formulation that is more effective against chemical and biological pathogens than the TIAX formulation, and that, in addition, is non-toxic and non-corrosive. We terminated our license agreement with TIAX because we are not using the TIAX licensed technology. On January 2, 2006, we learned that TIAX LLC filed a complaint for breach of contract in Middlesex Superior Court in Massachusetts (the “Court”).  The complaint seeks payment of $226,344 that TIAX alleges remains payable by us under the Agreement.  Our position is that the Agreement terminated on June 28, 2005, and that TIAX’s claims are without merit.  On February 6, 2005, we filed an answer to the complaint and a counterclaim against TIAX for fraudulent misrepresentation and breach of covenant of good faith and fair dealing. On June 30, 2006, the Court granted TIAX’s motion for dismissal of our counterclaim for breach of the covenant of good faith and fair dealing, but upheld our counterclaim of fraudulent misrepresentation which stands pending trial. We received a request from TIAX to meet and discuss a settlement to preclude the costs of trial. We are working towards a negotiated settlement of this matter.

On January 11, 2006, we learned that Everest International, Inc. (“Everest”), the owner of our business facility in Arlington, Texas, filed a suit against us for breach of the Gross Lease Agreement dated April 28, 2003 (the “Lease”) between West Harris Property, Inc. and us. The suit sought damages for unpaid rent and late fees totaling $52,900. Additionally, the suit sought payment of the rent specified in the Lease for the remainder of the Lease term, reduced to present worth, beginning from January 1, 2005 through the end of the lease term on May 31, 2006, plus interest, attorneys’ fees and costs. The monthly rent due under the lease was $11,000. Since Everest filed the suit, Everest had received $12,500 against the balance owed. Everest was also in possession of an $11,000 security deposit paid by us upon execution of the Lease, which Everest had applied to any charges in default. The suit also named Julie Seaman, one of our directors, as a defendant in her capacity as a personal guarantor of the Lease. On June 15, 2006 we and Ms. Seaman, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Everest. The Settlement Agreement was modified on June 21, 2006. Pursuant to the Modified Settlement Agreement, we agreed to convey certain tangible assets located in the Arlington facility to Everest by June 21, 2006, and we (i) agreed to issue to Everest 893,617 unregistered shares of common stock within 10 calendar days of June 21, 2006, (ii) agreed to pay Everest $10,000 in cash by June 21, 2006, (iii) forfeited all claims to the $11,000 security deposit, and (iv) agreed to tender to Everest a cash payment of $32,000 at 10% per year via monthly installments of $1,464.43 commencing on October 1, 2006 with no prepayment penalty, all in consideration of a full release and dismissal of the lawsuit previously filed by Everest. As all requirements of the Settlement Agreement have been met, the action has been dismissed without prejudice.

On August 9, 2006 we learned that Western Security Bank (the “Bank”), an Arizona corporation, filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $710,114 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, which amount is alleged to have totaled $880,708 on that date, plus $374.78 per day from July 8, 2006 until paid and attorney’s fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid. The suit also names John D. Robinson, our former officer and director, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in frequent contact with the Bank and we continue to seek an amicable resolution of the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

Our common stock has traded on the NASD OTC Bulletin Board under the symbol USGA since October 4, 2002. From July 12, 2001 to October 4, 2002, our common stock traded on the NASD OTC Bulletin Board under the symbol CPRD. From June 21, 1999 to July 12, 2001 our common stock traded on the OTC Bulletin Board under the symbol BDYR. From December 15, 1997 through June 20, 1999, our common stock traded on the Nasdaq Capital (formerly SmallCap) Market under the symbol BDRY. Our common stock traded on the OTC Bulletin Board under the symbol CGPD from November 21, 1997 through December 14, 1997, under the symbol CGPDD from October 21, 1997 through November 20, 1997 and under the symbol CGPD from August 14, 1997 through October 20, 1997. We voluntarily delisted our common shares from the Vancouver Stock Exchange in January 1998, and from the British Columbia Stock Exchange on June 17, 2002. We also voluntarily delisted our common shares from the Berlin Bremen Stock Exchange on May 26, 2004, after discovering we were listed without our consent or approval.

The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	PERIOD	HIGH	LOW
Fiscal Year Ended March 31, 2006	First Quarter	$0.120	$0.040
	Second Quarter	$0.160	$0.060
	Third Quarter	$0.130	$0.050
	Fourth Quarter	$0.080	$0.040
Fiscal Year Ended March 31, 2005	First Quarter	$0.760	$0.250
	Second Quarter	$0.430	$0.170
	Third Quarter	$0.350	$0.140
	Fourth Quarter	$0.250	$0.100

Holders

There were approximately 164 stockholders of record of common stock as of August 11, 2006. This does not include an indeterminate number of holders who hold their common stock in street name.

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

Sales of Unregistered Shares

During the last fiscal year we sold securities that were not registered under the Securities Act of 1933. The following transactions were not reported in our previously filed quarterly reports. The transactions are as follows:

On January 7, 2006 the Company became obligated, pursuant to the terms of an Employment Agreement with Mr. Kevin Cronin, to issue to him 1,000,000 shares of restricted common stock. The per share value of the common stock on the date of the Agreement was $0.074. The common stock will vest in equal increments on the last day of each month of the initial term of the Agreement. The Company relied on Section 4(2) of the Securities Act to issue the securities, inasmuch as the common stock was sold without any form of general solicitation or general advertising and the Company provided to Mr. Cronin, who is a certified public accountant and who has several years experience working for public corporations, information concerning the Company that registration would otherwise provide.

Securities Authorized for Issuance under Equity Incentive Plan

Set forth in the table below is information regarding awards made through compensation plans or arrangements through March 31, 2006, the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in the first column

Shareholder Approved(1)	6,500,000(3)	$0.06	20,981,219

Not Approved by Shareholders(2)	0(4)	N/A	5,150,000
(1) The name of this plan is the US Global Nanospace, Inc. 2002 Amended and Restated Stock Plan.
(2) The name of this plan is the US Global Nanospace, Inc. 2005 Stock Plan.
(3) As of March 31, 2006, we had registered 90,000,000 shares from the date the US Global Nanospace, Inc. 2002 Amended and Restated Stock Plan was adopted. There are currently 6,500,000 shares reserved for the stock options granted to our officers on January 31, 2006, leaving 20,981,219 shares available for issuance.
(4) As of March 31, 2006, no options, warrants or rights were granted under the US Global Nanospace, Inc. 2005 Stock Plan, however, we have awarded 19,850,000 shares of common stock to our former Chief Financial Officer and various consultants in exchange for services rendered to us. Therefore, as of March 31, 2006 there was available for future issuance under the US Global Nanospace, Inc. 2005 Stock Plan 5,150,000 shares of common stock.

On August 25 2005, our Board of Directors approved and adopted the US Global Nanospace, Inc. 2005 Stock Plan (the “2005 Plan”). Pursuant to the 2005 Plan, we may issue up to 25,000,000 shares of our common stock (the “Plan Shares”) to employees, officers, directors, consultants, independent contractors and advisors who provide services to us that do not relate to capital raising or stock support activities. Awards under the 2005 Plan may be in the form of stock options, stock awards subject to payment of consideration, or stock bonuses, and may be subject to vesting conditions. Incentive stock options (“ISOs”) may be granted to employees only. The Board of Directors administers and interprets the 2005 Plan in the absence of a committee of the Board formed for such purpose. The term of the 2005 Plan is 10 years.

Options may be subject to vesting conditions, which are determined by the Board of Directors or the committee. The exercise price of a stock option is determined by the Board of Directors or the committee. The exercise price for an ISO must be its fair market value on the date of grant, unless the grant is made to a holder of 10% or more of our common stock, in which case the exercise price must be 110% of the fair market value on the date of grant. The exercise price of options that do not qualify as ISOs must be at least 85% of the fair market value of our common stock on the date of grant. The term of an option may not exceed 10 years, unless the option is an ISO granted to a holder of 10% or more of our common stock, in which case the term may not exceed five years. Options may be exercised for cash only. So long as a public market for our stock exists, a recipient of an option grant may exercise his option through a “same day sale” commitment from the recipient and a broker-dealer that is a member of the National Association of Securities Dealers (an “NASD Dealer”) whereby the recipient irrevocably elects to exercise the option and to sell a portion of the shares so purchased to pay for the exercise price, and whereby the NASD Dealer irrevocably commits upon receipt of such shares to forward the exercise price directly to us or through a “margin” commitment from the recipient and an NASD Dealer whereby the recipient irrevocably elects to exercise the option and to pledge the shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and whereby the NASD Dealer irrevocably commits upon receipt of such shares to forward the exercise price directly to us. If the service of a recipient of an option grant is terminated for any reason other than death or disability, the recipient will have a period of three months (but not more than five years) from the date of termination to exercise any portion of the option that has vested. If the service of a recipient of an option grant is terminated due to death or disability, he will have a period of 12 months (but not more than five years) from the date of termination to exercise any portion of the option that has vested. If the service of a recipient of an option grant is terminated for cause, he will not be entitled to exercise any portion of the option grant.

Stock grants may also be subject to vesting conditions, which are determined by the Board of Directors or the committee. The purchase price of shares sold pursuant to a stock award must be at least 85% of the fair market value of the shares on the date of grant. Payment for shares may be with cash, by cancellation of indebtedness owed by us to the recipient, by surrender of other shares owned by the recipient that have been held for a period of six months or that were obtained in the public market or by waiver of compensation accrued to or due to the recipient from us.

Stock bonuses, too, may be subject to vesting conditions which are determined by the Board of Directors or the committee.

The transfer of awards made under the 2005 Plan is restricted. During the recipient’s lifetime an award will be exercisable only by the recipient. During the lifetime of the recipient, any elections with respect to an award may be made only by the recipient unless otherwise determined by the Board of Directors or the committee and set forth in the award agreement with respect to awards that are not ISOs.

At the discretion of the Board of Directors or the committee, we may reserve a right to repurchase a portion of or all of the unvested shares held by a recipient following such recipient's termination date. Such repurchase shall be for cash and/or cancellation of purchase money indebtedness and the price per share shall be the recipient's exercise price or purchase price, as applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This section and other parts of this Annual Report on Form 10-KSB by the Company contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

•	our ability to successfully market the products we have developed and to continue to develop products with demonstrated competitive advantages for the defense and health and safety markets;

•	whether or not our products are able to compete successfully with products of other suppliers and whether or not some or all of our products are rendered obsolete by newer products;

•	the implementation of any government regulation that could make it more difficult or more costly to bring our products to market;

•	our ability to obtain financing as and when we need it; and

•	other factors, all of which are difficult to predict and many of which are beyond our control.

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

Overview

US Global Nanospace, Inc. is a development stage company that specializes in identifying, developing, and commercializing products the core technologies of which relate to wide area perimeter security or are nanoscience derived. Our products include our MAPSANDS™ technology, an integrated system to protect against the breach of protected property boundaries, and All-Clear™, a biological and chemical decontaminant. Other products include optimized polymer and organic materials and nanofibers, advanced filtration systems for air, water, and cigarettes, and blast mitigation and fire protection materials. We are currently focusing our efforts on securing global partners and marketing the products that we have developed for defense, security, and health and safety applications. Our target customers for these systems, materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, plus domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulations.

Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $23,627,613 since inception through March 31, 2006. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experiences that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting principles that we believe are key to an understanding of our financial statements and that require our more significant judgments and estimates in preparing our financial statements.

Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, and as amended by SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the fiscal year ended March 31, 2006, our revenues were primarily derived from product sales. Revenue for product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

Plan of Operation

We are a development stage enterprise as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7. We remain committed to identifying, developing, and commercializing advanced nanotechnology and defense and security products. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials, and autonomous wide area security systems. We believe there is synergy between advanced security solutions to protect infrastructure and nanofiber based materials for blast mitigation and filtration, and we are exploring ways in which these products may be used together. One such effort is underway for providing blast mitigation protection for pipelines and storage facilities.

During the last fiscal year with the introduction of MAPSANDS™, we shifted our primary market and licensing efforts to autonomous wide area security systems worldwide. We believe that MAPSANDS™ represents a new and innovative approach to wide area perimeter security. In MAPSANDS™ we have developed, integrated and commercialized an advanced set of technologies which we believe will change the landscape and economics of the border and perimeter security market. The integration of advanced technologies into an autonomous security system should generate both significant economic advantages and superior mission effectiveness, thereby helping our customers to effectively secure critical infrastructure and take control of borders.

We generated operating revenues in the amount of $259,969 for the year ended March 31, 2006, primarily from the sales of radomes. We do not manufacture or distribute our products on a commercial scale. We are in the process of negotiating licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of our products.

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

To date, we have funded our operations from inception through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and revenues totaling $1,116,519. Furthermore, in an effort to conserve cash, our officers have deferred their salaries or have accepted shares of our common stock in lieu of cash for their compensation. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

Results of Operations

Our revenues from operations for the year ended March 31, 2006 were $259,969 compared to revenues of $716,201 for the period ended March 31, 2005. This significant decrease in revenues is attributable to revenues generated under the agreement with Kidde Fire Fighting in the previous year, pursuant to which we received a one-time license fee of $100,000 and a one-time trademark fee of $100,000 in two installments that were paid in August 2004 and November 2004. Additionally, the decrease in our current year revenues is also attributable to our decision to focus on developing and marketing the MAPSANDS™ system. Due to this decision, we did not actively market our S.A.G. turret, GARDS panels, and blast mitigation materials, which we sold during the prior fiscal year.

Our cost of revenues from operations for the year ended March 31, 2006 was $85,992 as compared to cost of revenues of $381,554 from the period ended March 31, 2005. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs.

The gross margin percentage during the year ended March 31, 2006 of 67% increased from the gross margin percentage of 47% from the fiscal year ended March 31, 2005. This increase is attributable to the fact that current year sales were primarily for radomes, which has a higher margin than the mix of product sales in the prior year. Because sales in future years may include sales for the MAPSANDS™ system or components and royalties from Kidde’s sales of All-Clear™, it is difficult to project future gross margin percentages.

During the year ended March 31, 2006 we spent $1,571,022 on research and development as compared to $526,746 for research and development during the year ended March 31, 2005. Our research and development costs increased significantly due primarily to our development of the MAPSANDS™ system. We anticipate our research and development costs will continue to be significant as we continue to enhance the baseline MAPSANDS™ system and develop additional products.

During the year ended March 31, 2006 we incurred $3,942,021 in general and administrative expenses as compared to $3,547,961 related to general and administrative expenses during the year ended March 31, 2005. Costs were higher in this fiscal year due primarily to stock paid to marketing consultants in support of MAPSANDS™, stock bonuses paid to our former Chief Financial Officer and key consultants, and stock awarded to two new officers. These higher costs this fiscal year were offset in part by reductions in legal costs and the absence of costs associated with payments to a development partner in the prior year. Of this amount for the year ended March 31, 2006, $427,769 is expense related to legal fees and $135,193 for accounting fees. During the year ended March 31, 2006, we continued to pay our consultants and employees with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts and incur other increased costs associated with operating as a public company.

We had an operating loss of $5,339,066 for the year ended March 31, 2006, as opposed to an operating loss of $3,740,060 for the year ended March 31, 2005. We had a net loss of $5,445,839 for the year ended March 31, 2006, as compared to a net loss of $3,842,078 for the year ended March 31, 2005. This increase in the operating loss and net loss is primarily attributable to the increase in general and administrative non-cash compensation primarily from the issuance of stock for marketing our products.

Other income (expense) of $106,773 for the year ended March 31, 2006 was made up of interest expense of $129,309 offset by $22,536 of other revenue.

Liquidity and Capital Resources

At March 31, 2006 we had cash on hand of $21,256. Since our inception, we have incurred significant losses, and as of March 31, 2006 we had an accumulated deficit of $23,627,613. Due to the nature of our business, we incur sizeable research and development and general and administrative expenses and we expect these expenses to continue in the future. We have not achieved profitability and anticipate that we will continue to incur a net loss until we generate substantial revenues from our products which, to date, we have been unable to do.

From inception through the year ended March 31, 2006, we have funded our operations through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and revenues totaling $1,116,519. Our primary sources of cash during the year ended March 31, 2006 were loans totaling $312,713, revenues totaling $259,969 and other income totaling $22,536. As of March 31, 2006, we had outstanding balances under loan agreements of $950,634. This amount is comprised of $710,114 of principal and accrued interest and fees of $91,776, under a loan agreement with a bank, $127,995 under a loan agreement with USDR, Inc. and $20,749 under a loan agreement with an existing shareholder. The bank loan is secured by our assets and personally guaranteed by Mr. John Robinson, our former Chairman and Chief Executive Officer, and matures in May 2008. We have no borrowing capacity under this bank loan and the bank has notified us of its determination that we are currently in default of our payment obligation. At March 31, 2006, we also owed USDR Aerospace, Ltd., an entity controlled by Mr. Robinson, royalties in the amount of $39,108 for intellectual property licensed to us. We also owe Mr. Robinson and Ms. Julie Seaman, our former Chief Executive Officer and our former Chief Financial Officer, a total of $606,350 and $411,981, respectively, for accrued but unpaid employment and consulting compensation.

We are severely hampered by a shortage of cash. In order to conserve cash, our officers have deferred their salaries, and during the year ended March 31, 2006, our officers accepted shares of our common stock in lieu of cash. Our officers will continue to be paid with our common stock until we reach certain milestones, the achievement of which will allow us to pay them in cash. We also do not manufacture or distribute our products on a commercial scale. Under the Kidde agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear™ product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of our products. However, because we cannot predict if, or when, our products such as MAPSANDS™ and All-Clear™ will generate revenues that will be sufficient to sustain our operations, we may pursue equity or debt financing. In order to generate significant investor interest, we believe that we must resolve the issues relating to the Wells Notice, which we are actively attempting to do. We also intend to continue trying to find strategic partners to assist us with the marketing of MAPSANDS™, which should produce substantial revenues. However, MAPSANDS™ is a new technology that approaches perimeter security in an innovative way. As such, it may not be immediately adopted over other, more traditional ways of maintaining security. We cannot be certain that we will be successful in obtaining financing. If we cannot obtain financing when and as we need it, we may be unable to maintain our operations.

Net cash used in operating activities for the year ended March 31, 2006 was $230,835 as compared to $130,318 in the year ended March 31, 2005. The primary uses of cash for the fiscal year ended March 31, 2006 consisted of general operating costs and product research and development expenses.

During the year ended March 31, 2006, in order to conserve cash, we issued our common stock to satisfy notes payable totaling $777,594, accounts payable totaling $524,223, and services and wages totaling $3,840,008.

Autonomous wide area security systems and nanotechnology reflect novel and unproven business models, which may not be successful and will ultimately depend on demand for such products and cost-effectiveness of manufacturing. We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products, if any, will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of “Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management has adopted this statement as of July 1, 2005.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

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

Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the fiscal year ended March 31, 2006 we had a net loss of $5,445,839. Our accumulated deficit since inception through March 31, 2006 was $23,627,613.

SOME OF OUR PRODUCTS ARE STILL BEING DEVELOPED AND, AS YET, THEY ARE UNPROVEN, THEREFORE, WE CANNOT ASSURE YOU THAT WE WILL EVER BECOME PROFITABLE.

Our current business model depends on generating revenue through sales of our products or licensing of our technology. Some of these products are in varying stages of development and testing. If we cannot successfully develop and prove our products, we will not become profitable.

THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE DO NOT RECEIVE ADEQUATE FUNDING, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

Our ability to continue in existence and to develop our business depends upon our ability to obtain funding for our operations. If we do not receive adequate funding, it is unlikely that we could continue our business.

WE HAVE RECEIVED A WELLS NOTICE AND SUBPOENAS FOR INFORMATION AND TESTIMONY FROM THE SEC FOR CERTAIN PRIOR PUBLIC STATEMENTS. ALTHOUGH WE HAVE SIGNED A SETTLEMENT AGREEMENT WITH THE SEC, WE CANNOT FULLY PREDICT THE OUTCOME OF THIS MATTER UNTIL THE AGREEMENT IS REVIEWED BY THE SEC COMMISSIONERS. IT COULD RESULT IN A CIVIL ACTION INVOLVING, AMONG OTHER THINGS, MONETARY RELIEF FROM US OR OUR OFFICERS AND DIRECTORS. ANY SUCH DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

On January 3, 2005, we received a Wells Notice from the staff of the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of SEC laws. The SEC’s concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have been in ongoing dialogue with the SEC, and prepared and submitted initial and supplemental Wells Submissions in response to the original Wells Notice. On July 20, 2006, the Company, separate from the other parties identified in the previously announced Wells Notice, agreed to a settlement with the staff of the SEC of the proceeding commenced by the Wells Notice.  The settlement is subject to the final approval of the SEC Commissioners.

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

Autonomous wide area security and nanotechnology reflect novel and unproven business models, which may or may not be successful and will ultimately depend on demand for our products. Our ability to grow and sustain our business is dependent upon our ability to gain significant acceptance of our products, primarily in the defense security and health and safety markets. Without significant acceptance in these markets, we will not be able to achieve and sustain profitable operations. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES INHERENT IN NEW BUSINESSES. OUR FAILURE TO PLAN OR FORECAST ACCURATELY COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR DEVELOPMENT.

We are subject to the risks and uncertainties inherent in new businesses, including the following:

•	Our projected capital needs may be inaccurate, and we may not have enough money to develop our products and bring them to market;

•	We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our products and bring them to market;

•	Even if we are able to develop our products and bring them to market, we may not earn enough revenue from the sales of our products to cover the costs of operating our business.

If, because of our failure to plan or project accurately, we are unsuccessful in our efforts to develop our products or if the products we provide do not produce revenues as we project, we are not likely to ever become profitable and we may be required to curtail some or all of our operations.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY, WHICH WE MAY NOT BE ABLE TO ADEQUATELY PROTECT. ADDITIONALLY, THIRD PARTIES MAY ALLEGE THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY. IF WE WERE TO BECOME INVOLVED IN LITIGATION, IT WOULD BE COSTLY AND WOULD DIVERT MANAGEMENT’S ATTENTION FROM OUR BUSINESS OPERATIONS. THIS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We rely on a combination of trade secret and patent laws, nondisclosure and other contractual and technical measures to protect our proprietary rights in our products. However, we cannot assure you that these provisions will be adequate to protect our proprietary rights. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, a competitor may claim that we have infringed on its products. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, or cause product shipment delays.

WE HAVE BEEN NAMED AS A DEFENDANT IN A LEGAL PROCEEDING INITIATED BY WESTERN SECURITY BANK. IF THIS MATTER IS NOT SETTLED AND THE BANK RECOVERS A JUDGMENT, WE COULD BE REQUIRED TO SEVERELY CURTAIL, OR COMPLETELY CEASE, OUR OPERATIONS.

As disclosed in the section of this Annual Report titled “Legal Proceedings”, we have been sued by Western Security Bank for failure to pay a loan. The bank is seeking a judgment in the amount of $880,708 in principal, accrued interest and late charges plus daily interest and attorney’s fees. If the bank is able to recover a judgment against us, and we are not able to work out a realistic payment schedule, the bank may exercise its rights to enforce its judgment. This could result in the bank taking possession of our property, including our intellectual property. If that were to happen, we could be required to severely curtail, or even to cease, our operations.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet as of March 31, 2006	F-2

Statements of Operations for the years ended March 31, 2006 and 2005 and for the period from inception through March 31, 2006	F-3

Statement of Stockholders’ Deficit for the period from inception through March 31, 2006	F-4 - F-6

Statements of Cash Flows for the years ended March 31, 2006 and 2005and for the period from inception through March 31, 2006	F-7

Notes to Financial Statements	F-8 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Global Nanospace, Inc.

We have audited the accompanying balance sheet of US Global Nanospace, Inc. (the Company), a development stage company, as of March 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended March 31, 2006 and 2005 and for the period from March 20, 2002 (date of inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Global Nanospace, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 and for the period from March 20, 2002 (date of inception) through March 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $5,445,839 for the year ended March 31, 2006 and $3,842,078 for the year ended March 31, 2005, and, as of March 31, 2006, the Company’s total liabilities exceeded its total assets by $2,965,295. These factors, among others, as discussed in note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
August 21, 2006

US GLOBAL NANOSPACE, INC.
(A development stage company)
BALANCE SHEET

March 31, 2006

ASSETS
CURRENT ASSETS
Cash	$21,256
Accounts receivable	51,379
Other receivables	75,130
Prepaid expenses	1,489
Inventory	4,134
Total current assets	153,388

Total assets	$153,388
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of bank note payable	$710,114
Accounts payable	672,122
Accrued salaries and expenses	1,451,730
Accrued interest	38,086
Related party payable	39,108
Loans payable	141,560
Total current liabilities	3,052,720

BANK NOTE PAYABLE, less current portion	—

COMMITMENTS AND CONTINGENCIES	65,963
STOCKHOLDERS’ DEFICIT

Preferred stock authorized, 10,000,000 shares $0.01 par value, none issued or outstanding

Common stock authorized, 300,000,000 shares $0.001 par value, 176,487,425 issued and outstanding	176,487
Additional paid-in capital	20,874,108
Deferred compensation and services	(388,277)
Accumulated development stage deficit	(23,627,613)
Total stockholders’ deficit	(2,965,295)
Total liabilities and stockholders’ deficit	$153,388

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

	Year ended March 31, 2006	Year ended March 31, 2005	Cumulative Results of operations From March 20, 2002 (date of inception) through March 31, 2006
REVENUES	$259,969	$716,201	$1,116,519
COST OF REVENUES	85,992	381,554	494,274
Gross Profit	173,977	334,647	622,245

OPERATING EXPENSES
Research and development	1,571,022	526,746	4,998,323
General and administrative	3,942,021	3,547,961	19,292,436

Total operating expenses	5,513,043	4,074,707	24,290,759
Operating loss	(5,339,066)	(3,740,060)	(23,668,514)

OTHER INCOME (EXPENSE)

Debt restructure	—	—	918,573
Other income	22,536	47,907	80,488
Interest expense	(129,309)	(149,925)	(958,160)

Total other income (expense)	(106,773)	(102,018)	40,901

NET LOSS	$(5,445,839)	$(3,842,078)	$(23,627,613)
Net loss per share, basic and diluted	$(0.04)	$(0.04)

Basic and diluted weighted average number of common shares	140,990,746	94,864,858

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM INCEPTION THROUGH MARCH 31, 2006

	Common Stock		Additional Paid-in	Deferred Compensation	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	and Services	Stage	Deficit

Balance at inception ( March 20,2002)	—	$—	$—	$—	$—	$—

Activity (inception through March 31, 2004)	87,429,116	$87,428	$11,590,401	$(399,743)	$(14,339,696)	$(3,061,610)

Balance at April 1, 2004	87,429,116	$87,428	$11,590,401	$(399,743)	$(14,339,696)	$(3,061,610)

Issuance of common stock on April 7, 2004 in consideration for wages at $0.70 per share	35,392	35	24,739			24,774

Issuance of common stock on April 15, 2004 in consideration for services at $0.67 per share	90,000	90	60,210			60,300

Issuance of common stock on April 23, 2004 in consideration for notes payable at $0.33 per share	1,147,950	1148	377,675			378,823

Issuance of common stock on May 5, 2004 in consideration for wages at $0.38 per share	485,761	486	184,103			184,589

Issuance of common stock on July 27, 2004 in consideration for accounts payable at $0.28 per share	71,430	71	19,929			20,000

Issuance of common stock on August 3, 2004 inconsideration for notes payable at $0.29 per share	3,471,094	3,471	1,003,146			1,006,617

Issuance of common stock on August 3, 2004 in consideration for accounts payable at $0.29 per share	174,745	175	50,501			50,676

Issuance of common stock on August 16, 2004 in consideration for accounts payable at $0.24 per share	395,834	396	94,604			95,000

Issuance of common stock on September 17, 2004 inconsideration for wages at $0.20 per share	1,169,199	1,169	232,671			233,840

Issuance of common stock on September 17, 2004 inconsideration for services at $0.20 per share	109,472	109	21,785			21,894

Issuance of common stock on September 28, 2004 in consideration for accounts payable at $0.17 per share	444,216	445	75,072			75,517

Issuance of common stock on October 6, 2004 in consideration for accounts payable at $0.18 per share	250,000	250	44,750			45,000

The accompanying notes are an integral part of these financial statements.

Issuance of common stock on October 18, 2004 in consideration for accounts payable at $0.14 per share	939,535	940	130,595			131,535

Issuance of common stock on October 19, 2004 in consideration for wages at $0.24 per share	44,380	44	10,607			10,651

Issuance of common stock on October 21, 2004 in consideration for services at $0.28 per share	267,858	268	74,732			75,000

Issuance of common stock on October 22, 2004 in consideration for wages at $0.25 per share	933,156	933	232,356			233,289

Issuance of common stock on October 28, 2004 in consideration for services at $0.23 per share	64,855	65	14,856			14,921

Issuance of common stock on November 1, 2004 in consideration for services at $0.23 per share	250,000	250	57,250			57,500

Issuance of common stock on November 23, 2004 in consideration for services at $0.20 per share	63,950	64	12,726	(10,658)		2,132

Issuance of common stock on November 23, 2004 in consideration for accounts payable at $0.20 per share	11,050	11	2,199			2,210

Issuance of common stock on December 1, 2004 in consideration for services at $0.191 per share	39,267	39	7,461			7,500

Issuance of common stock on December 31, 2004 in consideration for services at $0.805 per share	20,000	20	16,080			16,100

Issuance of common stock on January 3, 2005 in consideration for services at $0.245 per share	561,225	561	136,939			137,500

Issuance of common stock on January 10, 2005 in consideration for accounts payable at $0.185 per share	132,560	133	24,391			24,524

Issuance of common stock on January 17, 2005 in consideration for services at $0.20 per share	62,500	62	12,438			12,500

Issuance of common stock on January 21, 2005 in consideration for accounts payable at $0.19 per share	497,946	498	94,112			94,610

Issuance of common stock on January 25, 2005 in consideration for services at $0.19 per share	1,169,552	1,170	221,045			222,215

Issuance of common stock on January 25, 2005 in consideration for cash at $0.15 per share	1,000,000	1,000	149,000			150,000

Issuance of common stock on January 27, 2005 in consideration for services at $0.185 per share	109,825	110	20,208			20,318

Issuance of common stock on January 31, 2005 in consideration for accounts payable at $0.19 per share	45,290	45	8,560			8,605

Issuance of common stock on February 1, 2005 in consideration for services at $0.19 per share	315,788	316	59,684			60,000

Issuance of common stock on February 4, 2005 in consideration for services at $0.18 per share	222,225	222	39,778			40,000

Issuance of common stock on February 10, 2005 in consideration for services at $0.17 per share	37,860	38	6,398			6,436

Issuance of common stock on February 23, 2005 in consideration for services at $0.17 per share	39,541	40	6,682			6,722

Issuance of common stock on March 2, 2005 in consideration for services at $0.12 per share	1,159,671	1,159	138,001			139,160

Issuance of common stock on March 24, 2005 in consideration for services at $0.10 per share	250,000	250	24,750			25,000

Issuance of common stock on March 28, 2005 in consideration for accounts payable at $0.105 per share	1,282,802	1,283	133,411			134,694

Issuance of common stock on March 30, 2005 as collateral for accounts payable	957,706	—	—			—

Amortization of deferred compensation and services				402,941		402,941

Net loss for the period					(3,842,078)	(3,842,078)

Balance at March 31, 2005	105,752,751	$104,794	$15,413,845	$(7,460)	$(18,181,774)	$(2,670,595)

Balance at April 1, 2005	105,752,751	$104,794	$15,413,845	$(7,460)	$(18,181,774)	$(2,670,595)
Issuance of common stock on April 1, 2005 in consideration for services at $0.097 per share	1,055,986	1,056	101,375			102,431
Issuance of common stock on April 8, 2005 in consideration for services at $0.09 per share	1,822,090	1,822	162,166			163,988
Issuance of common stock on May 3, 2005 in consideration for services at $0.08 per share	94,325	94	7,452			7,546
Issuance of common stock on May 9, 2005 in consideration for accounts payable at $0.069 per share	346,522	347	23,563			23,910
Issuance of common stock on May 11, 2005 in consideration for notes payable at $0.064 per share	4,734,704	4,735	298,286			303,021
Issuance of common stock on May 18, 2005 in consideration for services at $0.07 per share	300,000	300	20,700			21,000
Issuance of common stock on June 1, 2005 in consideration for services at $0.064 per share	78,800	79	4,965			5,044
Issuance of common stock on July 28, 2005 in consideration for accounts payable at $0.07 per share	868,368	868	59,917			60,785
Issuance of common stock on August 3, 2005 in consideration for services at $0.065 per share	2,000,000	2,000	128,000	(86,666)		43,334
Issuance of common stock on August 12, 2005 in consideration for accounts payable at $0.12 per share	382,934	383	45,569			45,952
Issuance of common stock on August 18, 2005 in consideration for accounts payable at $0.077 per share	—	958	72,330			73,288
Issuance of common stock on August 25, 2005 in consideration for services at $0.084 per share	19,850,000	19,850	1,647,550	(871,500)		795,900
Issuance of common stock on September 15, 2005 in consideration for services at $0.13 per share	2,645,940	2,646	341,326			343,972
Issuance of common stock on September 15, 2005 in consideration for services at $0.13 per share	1,599,275	1,599	206,307			207,906
Issuance of common stock on September 27, 2005 in consideration for services at $0.095 per share	526,316	526	49,474			50,000
Issuance of common stock on September 27, 2005 in consideration for accounts payable at $0.10 per share	339,099	339	33,571			33,910
Issuance of common stock on September 29, 2005 in consideration for accounts payable at $0.093 per share	1,167,236	1,167	107,386			108,553
Issuance of common stock on September 29, 2005 in consideration for services at $0.093 per share	1,505,377	1,505	138,495	(75,000)		65,000
Issuance of common stock on October 5, 2005 in consideration for services at $0.082 per share	250,000	250	20,250			20,500
Issuance of common stock on October 20, 2005 in consideration for services at $0.08 per share	2,363,823	2,364	186,742			189,105
Issuance of common stock on October 20, 2005 in consideration for accounts payable at $0.08 per share	1,095,475	1,095	86,543			87,638
Issuance of common stock on November 1, 2005 in consideration for services at $0.071 per share	440,155	440	30,811			31,251
Issuance of common stock on November 3, 2005 in consideration for services at $0.074 per share	337,836	338	24,662			25,000
Issuance of common stock on November 4, 2005 in consideration for services at $0.074 per share	1,351,352	1,351	98,649			100,000
Issuance of common stock on November 7, 2005 in consideration for services at $0.075 per share	1,000,000	1,000	74,000			75,000
Issuance of common stock on November 7, 2005 in consideration for related party payable at $0.075 per share	4,009,660	4,010	296,710			300,720
Issuance of common stock on November 8, 2005 in consideration for notes payable at $0.071 per share	2,414,622	2,415	171,438			173,853
Issuance of common stock on November 8, 2005 in consideration for services at $0.072 per share	20,000	20	1,420			1,440
Issuance of common stock on November 22, 2005 in consideration for services at $0.08 per share	133,332	133	10,534	(9,778)		889
Adjustment of common stock on November 22, 2005, originally issued September 29, 2005 for services			(18,886)			(18,886)
Issuance of common stock on November 29, 2005 in consideration for services at $0.052 per share	4,333,710	4,334	220,666			225,000
Issuance of common stock on November 30, 2005 in consideration for services at $0.08 per share	312,500	313	24,687			25,000
Issuance of common stock on December 1, 2005 in consideration for services at $0.074 per share	337,836	338	24,662			25,000
Issuance of common stock on December 2, 2005 in consideration for services at $0.079 per share	632,911	633	49,367			50,000
Issuance of common stock on December 8, 2005 in consideration for services at $0.079 per share	117,896	118	9,196			9,314
Issuance of common stock on December 19,2005 in consideration for services at $0.07 per share	857,144	857	59,143			60,000
Issuance of common stock on January 2, 2006 in consideration for services at $.062 per share	1,415,095	1,415	86,321			87,736
Issuance of common stock on January 2, 2006 in consideration for services at $.062 per share	403,226	403	24,597			25,000
Issuance of common stock on January 3, 2006 in consideration for services at $.058 per share	893,200	893	50,913			51,806
Issuance of common stock on January 30, 2006 in consideration for services at $.06 per share	1,503,109	1,503	88,684			90,187
Issuance of common stock on February 1, 2006 in consideration for services at $.059 per share	1,282,052	1,282	73,718			75,000
Issuance of common stock on February 1, 2006 in consideration for services at $.059 per share	1,025,642	1,026	58,974			60,000
Issuance of common stock on February 20, 2006 in consideration for services at $.071 per share	1,056,336	1,057	73,943			75,000
Issuance of common stock on March 24, 2006 in consideration for services at $.05 per share	208,340	209	10,209			10,418
Issuance of common stock on March 27, 2006 in consideration for services at $.057 per share	510,205	510	24,490			25,000
Issuance of common stock on January 2, 2006 in consideration for wages at $.049 per share	3,112,245	3,112	149,388			152,500
Amortization of deferred compensation and services				662,127		662,127
Net loss for the period					(5,445,839)	(5,445,839)
Balance at March 31, 2006	176,487,425	$176,487	$20,874,108	$(388,277)	$(23,627,613)	$(2,965,295)

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2006	Year Ended March 31, 2005	March 20, 2002 (date of inception) through March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,445,839)	$(3,842,078)	(23,627,613)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services and wages	3,840,008	2,015,282	15,423,936
Forgiveness of loans and accounts payable	--	--	(918,573)
Changes in operating assets and liabilities:
Accounts receivable	69,123	(109,097)	(51,379)
Other receivables	7,449	(11,301)	(75,130)
Prepaid expenses	(1,489)	--	(1,489)
Inventory	(2,405)	2,966	(4,134)
Deposits	11,000	2,485	--
Accounts payable	513,043	1,107,000	2,880,274
Accrued salaries, compensation and expenses	673,497	662,389	1,461,044
Accrued interest	29,874	18,263	450,085
Related party payable	8,941	23,773	339,828
Commitments and Contingencies	65,963	--	65,963
Net cash used in operating activities	(230,835)	(130,318)	(4,057,188)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in conjunction with share exchange agreement	--	--	2,946
Net cash provided by investing activities	--	--	2,946
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank note payable	--	--	1,650,000
Payments on bank note payable	(95,654)	(419,232)	(939,886)
Proceeds from loans payable	312,713	434,660	3,241,818
Payments on loans payable	(18,515)	--	(31,434)
Proceeds from issuance of common stock	--	150,000	155,000
Net cash provided by financing activities	198,544	165,428	4,075,498
Net increase (decrease) in cash	(32,291)	35,110	21,256
Cash at beginning of period	53,547	18,437	--
Cash at end of period	$21,256	$53,547	21,256
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$71,693	$111,153	$461,992
Income Taxes	$--	$3,045	$13,288
Non-cash Investing and Financing Activities:
Accounts payable acquired in conjunction with share
Exchange agreement	$--	$--	$(2,500)
Common stock issued in exchange for accounts payable	$524,223	$682,371	$2,209,772

Common stock issued in exchange for related party loans payable and accrued interest	$777,594	$1,385,440	$2,863,851

Common stock issued in exchange for former officer bank loan and lease guarantees	$9,314	$--	$9,314

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

USDR Global Aerospace, Ltd. (USDRGA), a development stage company, was incorporated in the state of Delaware on March 20, 2002. USDRGA entered into a share exchange agreement with US Global Nanospace, Inc. (USGN or the Company) (formerly known as Caring Products International, Inc.) on May 17, 2002, which resulted in the exchange of one share of the Company’s common stock for four shares of USGN. As a result of the transaction, the Company became a wholly owned subsidiary of USGN. Effective September 26, 2002, the Company changed its name from Caring Products International, Inc. to US Global Aerospace, Inc. On December 31, 2002, the Company completed a merger of its wholly owned subsidiary, USDR Global Aerospace, Ltd. with and into the Company. US Global Aerospace, Inc. was the resulting company from the mergers. Effective July 21, 2003, the Company changed its name from US Global Aerospace, Inc. to US Global Nanospace, Inc.

US Global Nanospace, Inc. is a development stage company with expertise in the emerging fields of autonomous wide area perimeter security and nanotechnology. Our operations include designing and developing products and building prototype and demonstration systems for use by defense and health and safety agencies and organizations, both public and private.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders.. The weighted average shares for computing basic loss per share were 140,990,746 and 94,864,858, for the years ended March 31, 2006 and 2005, respectively. Because of the net losses for each of the periods presented, 6,500,000 potentially issuable shares of common stock were excluded from the computation diluted earnings per share.

SHARE-BASED COMPENSATION

 As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” the Company had previously elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion (“APB”) No. 25. In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method for share-based grants and awards that occur on or after the adoption date of SFAS 123R. The Company adopted SFAS. 123R, Share-Based Payment, as of July 1, 2005. For the year ended March 31, 2006 the Company recorded no compensation costs related to stock options granted to employees as the value is estimated by management to be insignificant. No stock options or similar instruments were issued in 2005.

REVENUE RECOGNITION

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, and as amended by SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the fiscal year ended March 31, 2006, our revenues were primarily derived from product sales. Revenue for product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licenses, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statements to make them consistent with the current year presentation.

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

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), resulting in current and deferred income tax expenses. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities that represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements.

Deferred tax assets are also recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized. Income taxes are further explained in Note 9.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are from a limited number of corporations and governmental entities. The Company performs ongoing evaluations of its customers. An allowance for doubtful accounts has not been provided as the Company considers all accounts receivable to be fully collectible.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. BASIS OF PRESENTATION

The share exchange transaction in Note 1 resulted in the owners and management of USDRGA having effective operating control of the combined entity. Under accounting principles generally accepted in the United States of America, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by USDRGA for the net monetary assets of US Global Nanospace, Inc. (USGN fka Caring Products International) accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the “legal acquirer” USGN, are those of the “legal acquiree” (USDRGA), (i.e. the accounting acquirer).

All references to share and per-share amounts have been retroactively restated to reflect the share exchange and recapitalization of the Company. In conjunction with the share exchange and recapitalization, the Company recorded net assets of USGN totaling $446, which included cash of $2,946 and payables of $2,500.

NOTE 3. GOING CONCERN AND MANAGEMENT PLANS

We are a development stage enterprise as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7. We remain committed to identifying, developing, and commercializing advanced nanotechnology and defense and security products. These products include complex polymer materials, polymer nanofiber materials, nanofiber filter materials, biological and chemical decontaminants, blast mitigation materials, and autonomous wide area security systems. We believe there is synergy between advanced security solutions to protect infrastructure and nanofiber based materials for blast mitigation and filtration, and we are exploring ways in which these products may be used together. One such effort is underway for providing blast mitigation protection for pipelines and storage facilities.

During the last fiscal year with the introduction of MAPSANDS™, we shifted our primary market and licensing efforts to autonomous wide area security systems worldwide. We believe that MAPSANDS™ represents a new and innovative approach to wide area perimeter security. In MAPSANDS™ we have developed, integrated and commercialized an advanced set of technologies which we believe will change the landscape and economics of the border and perimeter security market. The integration of advanced technologies into an autonomous security system should generate both significant economic advantages and superior mission effectiveness, thereby helping our customers to effectively secure critical infrastructure and take control of borders.

We generated operating revenues in the amount of $259,969 for the year ended March 31, 2006, primarily from the sales of radomes. We do not manufacture or distribute our products on a commercial scale. We are in the process of negotiating licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of our products.

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

To date, we have funded our operations from inception through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and revenues totaling $1,116,519. Furthermore, in an effort to conserve cash, our officers have deferred their salaries or have accepted shares of our common stock in lieu of cash for their compensation. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

NOTE 4. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. (“Aerospace”), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company’s sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company’s sales thereafter until all patent rights of the intellectual property have expired. On December 8, 2005, the Board of Directors of the Company ratified an Amendment to Intellectual Property Assignment and Royalty Agreement dated November 28, 2005 (the "Amendment"), which amends the Intellectual Property Assignment and Royalty Agreement dated as of May 14, 2002 (the "Royalty Agreement"), between USDR Aerospace, Ltd. and the Company. The purpose of the Amendment is to clarify the original intent of the parties to the Royalty Agreement, which is that the term "sales" as used in the Royalty Agreement shall include all net revenues received by the Company from any and all sales and/or licensing of products and/or services of the Company, subject to and in accordance with the terms and conditions of the Royalty Agreement. The Company has incurred royalty expenses and recorded liabilities of $7,545 and $27,146 under this agreement as of and for the years ended March 31, 2006 and March 31, 2005, respectively. At March 31, 2006 the accrued liability was $39,108.

NOTE 5. RELATED PARTY PAYABLE

The Company’s former Chairman and CEO also controls Aerospace, which has licensed the intellectual property to the Company as described in Note 4, under which we owe Aerospace $39,108 in royalties as of March 31, 2006.

Aerospace has provided employees and product development services to the Company. Since inception (March 20, 2002), Aerospace has provided such services, based on actual costs, totaling approximately $2.9 million for which the Company owed Aerospace $300,720. Aerospace has also provided manufacturing and office equipment to support operations. As of January 1, 2003, Aerospace substantially discontinued its operations and the Company hired certain individuals previously employed by Aerospace. On November 7, 2005, the Company paid the balance of $300,720 with 4,009,660 shares of restricted common stock for full settlement of such services.

NOTE 6. LOANS PAYABLE

On April 18, 2003, the Company entered into a loan agreement with Aerospace for amounts up to $100,000. The loan bears interest at 10% per annum and matured on June 30, 2004. On June 30, 2004, the loan was amended to include amounts up to $200,000, and to extend the maturity date to December 31, 2004. On December 30, 2004, the maturity date was extended to February 28, 2005. On May 11, 2005, the Company paid principal and accrued interest of $112,869 with 1,763,572 shares of restricted common stock.

The former Chairman and CEO of the Company controls USDR, Inc. (“USDR”). On June 6, 2003, the Company entered into a loan agreement with USDR for amounts up to $125,000. On June 11, 2004, the loan was amended to include amounts up to $500,000. The loan bears interest at 10% per annum and matured on December 31, 2004. On December 31, 2005, the loan was amended to extend the maturity date to March 31, 2006. On May 11, 2005, the Company paid principal and accrued interest of $190,152 with 2,971,132 shares of restricted common stock. On November 8, 2005, the Company paid principal and interest of $173, 853 with 2,414,622 shares of restricted common stock. The Company owes USDR $127,995, including accrued interest, as of March 31, 2006 under this agreement.

On May 13, 2005, the Company entered into a loan agreement with USDR for amounts up to $350,000. The loan bears interest at 10% per annum and matured on August 13, 2005. On November 8, 2005, the Company paid principal and interest of $173,853 with 2,414,622 shares of restricted common stock and extended the maturity date to March 31, 2006. The Company owes USDR $127,995, including accrued interest as of March 31, 2006, under this agreement.

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

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $20,749, including accrued interest, as of March 31, 2006. The shareholder has agreed to extend the loans to a date in the future yet to be determined.

NOTE 7. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The bank is a subsidiary of a holding company, Western Security Holding Co. Ltd., which is a shareholder of the Company. The loan is secured by the assets of the Company and guaranteed by the Company’s former Chairman and CEO. As of March 31, 2006, the Company had an outstanding principal balance of $710,114 and accrued interest and fees totaled $91,776.. On August 9, 2006 we learned that Western Security Bank (the “Bank”), an Arizona corporation, filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $880,708 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, plus $375 per day from July 8, 2006 until paid plus attorney's fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid. The suit also names John D. Robinson, our former Chairman and CEO, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in frequent contact with the Bank and we continue to seek an amicable resolution of the matter.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On January 11, 2006, we learned that Everest International, Inc. (“Everest”), the owner of our business facility in Arlington, Texas, filed a suit against us for breach of the Gross Lease Agreement dated April 28, 2003 (the “Lease”) between West Harris Property, Inc. and us. The suit sought damages for unpaid rent and late fees totaling $52,900. Additionally, the suit sought payment of the rent specified in the Lease for the remainder of the Lease term, reduced to present worth, beginning from January 1, 2005 through the end of the lease term on May 31, 2006, plus interest, attorneys’ fees and costs. The monthly rent due under the lease was $11,000. Since Everest filed the suit, Everest has received $12,500 against the balance owed. Everest was also in possession of an $11,000 security deposit paid by us upon execution of the Lease, which Everest applied to charges in default. The suit also named Julie Seaman, one of our directors, as a defendant in her capacity as a personal guarantor of the Lease. On June 15, 2006 we and Ms. Seaman, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Everest. The Settlement Agreement was modified on June 21, 2006. Pursuant to the Modified Settlement Agreement, we agreed to convey certain tangible assets located in the Arlington facility to Everest by June 21, 2006, and we (i) agreed to issue to Everest 893,617 unregistered shares of common stock within 10 calendar days of June 21, 2006, (ii) agreed to pay Everest $10,000 in cash by June 21, 2006, (iii) forfeited all claims to the $11,000 security deposit, and (iv) agreed to tender to Everest a cash payment of $32,000 at 10% per year via monthly installments of $1,464 commencing on October 1, 2006 with no prepayment penalty, all in consideration of a full release and dismissal of the lawsuit previously filed by Everest. As all requirements of the Settlement Agreement have been met, the action has been dismissed without prejudice. Total expenses for operating leases for the year ended March 31, 2006 amounted to $178,781.

During fiscal 2006 the company hired certain subcontractors for certain projects. These subcontractors were paid with common stock for their services. The company believes that these individuals were independent contractors and not employees, as such terms are defined by I.R.C. rules and regulations. Certain corporate payroll taxes do not apply to services from independent contractors, and accordingly, the Company has not paid such taxes for these services. The determination as to whether an individual service provider is an independent contractor or an employee is a matter of subjective interpretation of the applicable rules and regulations. The Company’s position is subject to challenge by certain governmental and regulatory agencies. The Company has accrued $65,963 related to this contingency.

NOTE 9. INCOME TAXES

The Company accounts for income taxes using an asset and liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes”. The income tax benefit reconciled to the tax provision (benefit) computed by applying statutory tax rates to pre-tax income was as follows for the years ended March 31:

	2006	2005
Tax benefit computed at federal statutory rate	$(1,665,000)	$(1,306,000)
Increase in valuation allowance	1,682,000	1,441,000
State taxes - net of federal income tax benefit	(2,000)	(106,000)
Research and development tax credit	(15,000)	(29,000)
	$0	$0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows at March 31, 2006:

NOL carryforwards	$10,759,000
Deferred stock compensation	215,000
Research and development tax credits	132,000
Accrued wages	408,000
Other	29,000
11,543,000

Less valuation allowance	(11,543,000)
$0

The Company has established a valuation allowance of $11,543,000 to offset the deferred tax asset, due to the uncertainty of future utilization. The Company has approximately $30.2 million and $15.7 million of federal and state NOL carryovers as of March 31, 2006. These carryovers may be limited in their usage to offset against future taxable income since it is likely that the Company had gone through a Section 382 ownership change (a greater than 50% ownership change). As such, the NOL carryovers may not be fully utilized.

NOTE 10. LICENSE AND TECHNOLOGY AGREEMENTS

Under the Development and License Agreement between us and Kidde Fire Fighting, Inc. dated as of August 13, 2004, we agreed with Kidde to develop, produce, market and commercialize decontaminant foam products. This agreement required Kidde to pay us a license fee in the amount of $100,000 and a fee in the amount of $100,000 in consideration for the assignment of the trademark, All-Clear™. These fees were paid in two equal installments. As required by the agreement, the first installment was paid in August 2004 and the second installment was paid in November 2004. Pursuant to the agreement, we are responsible for formulating existing products and Kidde is responsible for developing manufacturing processes relating to the existing products. The term of the agreement began on August 13, 2004 and will continue until the later of 10 years or the date on which the manufacture, use or sale of any product developed pursuant to the agreement would no longer infringe a valid claim of patent rights (if any exist) held by us, alone, or with Kidde. If a competitor develops a similar product that eliminates the possibility that the product we developed can compete with such product, the agreement would be mutually terminated over a six month period. The All-Clear™ product has been developed and tested and is being marketed internationally to foreign governments, militaries and companies and has been presented to the U.S. Department of Homeland Security and the U.S. Department of Defense. Before it can be marketed and sold in the United States other than to the U.S. Department of Defense, an application for registration of the product must be submitted to the EPA specifically necessitating registration either as a sterilant or as a newly proposed anthrax inactivation formula. All efficacy and toxicity testing has been completed and the application was submitted to the EPA in late 2005. We anticipate final EPA registration in late 2006. All-Clear™ has successfully passed the Boeing Series D6-17487, Revision P, corrosion test for use of foam on aircraft exteriors. This proves non-corrosive capability which is a requirement for use by Air Forces and commercial airlines worldwide. Internationally, All-Clear™ has been evaluated by the Canadian DOD and several European, Asian and Middle Eastern countries. If Kidde is able to successfully market the product, we would earn royalties on the number of products sold in a Kidde fiscal year, as defined in the agreement. The royalties are computed on the number of products sold and do not include reductions for expenses associated with the production, marketing and sale of the product.

NOTE 11. STOCK-BASED COMPENSATION

On April 10, 2003, the Company adopted its 2002 Amended and Restated Stock Plan. The purpose of the 2002 Plan is to enable the Company to attract, retain and motivate key employees, officers, directors, consultants, independent contractors and advisors by allowing them to share in the Company’s growth through ownership of our securities. Stock options granted under the 2002 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. There are currently 6,500,000 shares reserved for the stock options granted to our officers on January 31, 2006. The Company granted 6,500,000 stock options during the year ended March 31, 2006, all of which were issued in connection with employment agreements with our Chief Executive Officer and Chief Financial Officer. These shares vest based on certain milestones as noted in their Employment Agreements. In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, at the beginning of the second quarter of fiscal 2006.

On August 25, 2005, our Board of Directors approved and adopted the US Global Nanospace, Inc. 2005 Stock Plan (the “2005 Plan”). Pursuant to the 2005 Plan, we may issue up to 25,000,000 shares of our common stock (the “Plan Shares”) to employees, officers, directors, consultants, independent contractors and advisors who provide services to us that do not relate to capital raising or stock support activities. Awards under the 2005 Plan may be in the form of stock options, stock awards subject to payment of consideration, or stock bonuses, and may be subject to vesting conditions. Incentive stock options (“ISOs”) may be granted to employees only. The Board of Directors administers and interprets the 2005 Plan in the absence of a committee of the Board formed for such purpose. The term of the 2005 Plan is 10 years. As of March 31, 2006, no options, warrants or rights were granted under the US Global Nanospace, Inc. 2005 Stock Plan, however, we have awarded 19,850,000 shares of common stock to our former Chief Financial Officer and various consultants in exchange for services rendered to us. Therefore, as of March 31, 2006 there was available for future issuance under the US Global Nanospace, Inc. 2005 Stock Plan 5,150,000 shares of common stock.

Option/SAR Grants for Last Fiscal Year-Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date
Carl Gruenler	4,000,000(1)	61.5%	$0.06/share	January 20, 2013
Kevin Cronin	2,500,000(2)	38.5%	$0.06/share	January 30, 2013
(1) This option is performance based. Thus far, 1,000,000 shares vested in May 2006.
(2) This option is performance based and has not yet vested.

No officer exercised any option during the fiscal year ended March 31, 2006.

NOTE 12. CONTINGENT LIABILITIES

Pending or Threatened Legal Proceedings

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company’s results of operations for that period or future periods.

On January 3, 2005, we first received a Wells Notice from the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of U.S. securities laws. The SEC’s concerns principally regard certain prior public statements made by us regarding the marketability of our products. We have been in ongoing dialogue with the SEC, and prepared and submitted initial and supplemental Wells Submissions in response to the original Wells Notice. Notwithstanding receipt of the Wells Notice, we have cooperated and continue to cooperate with the SEC.  On January 20, 2006, the SEC staff re-issued a Wells Notice to us, Julie Seaman, who is one of our current directors, and John Robinson, who is our former Chairman and Chief Executive Officer, in connection with the previously announced SEC inquiry. The re-issued Wells Notices against us and Mr. Robinson alleged the same violations of U.S. securities laws as those violations that the SEC alleged in its prior Wells Notices. The January 20, 2006 Wells Notice against Ms. Seaman alleged substantially fewer violations than the Wells Notice issued to her on January 3, 2005. On July 20, 2006 we, separate from the other parties identified in the previously issued Wells Notice, agreed to a settlement with the SEC staff. The settlement is subject to the final approval of the SEC Commissioners.

We previously entered into a license agreement with TIAX, LLC on an exclusive basis for technology related to a decontamination system we hoped would be usable for our All-Clear™ product. By letter dated May 27, 2005, TIAX LLC notified us that TIAX believed that we were in default under the Patent and Technology License Agreement dated July 24, 2003 (the “Agreement”), as amended, between TIAX and us for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, we responded to TIAX stating that we disagreed with TIAX’s assessment of the amounts due TIAX under this agreement. We also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by us and Kidde, and that we did not believe that this new product was subject to our agreement with TIAX. We had made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by us from Kidde. On July 19, 2005, TIAX rejected our counter-proposal to modify the payment terms of the Agreement and notified us that TIAX would exercise its right to terminate the agreement unless the Company paid $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has reflected as accounts payable in its financial statements as of June 30, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, we took the position that the Agreement had already terminated as of June 28, 2005. While collaborating on development of the All-Clear™ product, we and Kidde discovered that the formulation developed by TIAX did not meet the requirements for a commercial product. Accordingly, we and Kidde developed an alternative formulation that is more effective against chemical and biological pathogens than the TIAX formulation, and that, in addition, is non-toxic and non-corrosive. We terminated our license agreement with TIAX because we are not using the TIAX licensed technology. On January 2, 2006, we learned that TIAX LLC filed a complaint for breach of contract in Middlesex Superior Court in Massachusetts (the “Court”).  The complaint seeks payment of $226,344 that TIAX alleges remains payable by us under the Agreement.  Our position is that the Agreement terminated on June 28, 2005, and that TIAX’s claims are without merit.  On February 6, 2005, we filed an answer to the complaint and a counterclaim against TIAX for fraudulent misrepresentation and breach of covenant of good faith and fair dealing. On June 30, 2006, the Court granted TIAX’s motion for dismissal of our counterclaim for breach of the covenant of good faith and fair dealing, but upheld our counterclaim of fraudulent misrepresentation which stands pending trial. We received a request from TIAX to meet and discuss a settlement to preclude the costs of trial. We are working towards a negotiated settlement.

On August 9, 2006 we learned that Western Security Bank (the “Bank”), an Arizona corporation, filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $710,114 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts which amount is alleged to have totaled $880,708 on that date, plus $375 per day from July 8, 2006 until paid and attorney’s fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid. The suit also names John D. Robinson, our former officer and director, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in frequent contact with the Bank and we continue to seek an amicable resolution of the matter.

NOTE 13. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of “Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally will require instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management has adopted this statement as of July 1, 2005.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Grant Thornton LLP, the independent accountants who had been engaged by us as the principal accountants to audit our consolidated financial statements, resigned effective April 14, 2004.

The report of Grant Thornton LLP on our financial statements as of and for the years ended March 31, 2003 and period ended March 31, 2002 did not contain an adverse opinion, or a disclaimer of opinion, however the report was modified as to our ability to continue as a going concern. The report was not qualified or modified as to audit scope or accounting principles. During the fiscal years ended March 31, 2003 and period ended March 31, 2002 and the interim period from April 1, 2003 through the date of resignation, we did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

On April 21, 2004, we engaged the firm of Grobstein, Horwath & Company LLP as our new auditor. The decision to retain the services of Grobstein, Horwath & Company LLP was approved by our Board of Directors.

Prior to engaging Grobstein, Horwath & Company LLP, we had not consulted Grobstein, Horwath & Company LLP regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with Grobstein, Horwath & Company LLP regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the year ended March 31, 2006. The conclusion of management is that, due to our lack of cash, we are unable to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. For example, until recently, we did not have the funds to have our financial statements audited. As a result, our audit was not completed until immediately prior to the date this Annual Report on Form 10-KSB was filed. Our lack of capital has also left us without sufficient staff to assist our officers. As a result, while management is aware of the information that is to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, our officers may be unable to review and report it on a timely basis. Until our cash situation improves, we will not be able to make significant changes to improve our internal controls and procedures. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

As of March 31, 2006, our officers and directors were:

Name	Age	Title
Carl Gruenler	53	Chief Executive Officer, Director
Kevin Cronin	42	Chief Financial Officer, Treasurer, and Secretary
Pat Scorzelli	50	Chairman of the Board of Directors
Julie Seaman	46	Director

The size of our board of directors is currently fixed at three members. Members of the board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the board.

Carl Gruenler joined us on August 3, 2005 as our Chief Executive Officer and President and on December 21, 2005 became a director. From 2003 to 2005, Mr. Gruenler served as Vice President, Government & Force Protection Systems for American Technology Corporation, a public company, and assumed additional responsibilities as its Interim Chief Financial Officer from November 2003 through June 2004. From 1999 to 2003, Mr. Gruenler, a Naval Reservist, was recalled to active duty as Smart Wing Program Manager for the Combat Patrol and Reconnaissance Wing Five (CPRW-5) of the United States Navy. Prior to the recall, Mr. Gruenler held business leadership positions as president, chief financial officer, and chief operating officer; served as chairman of the board of a large arts organization; and completed six naval reserve unit command tours. Mr. Gruenler received a Bachelor of Science degree in business administration from Oral Roberts University and a Master of Business Administration from the University of Nebraska - Lincoln.

Kevin Cronin joined us on January 7, 2006 as our Chief Financial Officer, Secretary and Treasurer. From April 2005 until January 2006, Mr. Cronin, who is a certified public accountant, was a consultant with chief financial leadership, merger and acquisition and fund raising responsibilities for CEPA Technologies, a development stage company developing voice-activated software. Prior to his engagement with CEPA Technologies, from April 2000 until April 2005, Mr. Cronin was the Controller of Silverback Technologies, Inc., a software business. From March 1999 to April 2000, Mr. Cronin was a Controller of Spike Technologies, Inc., a wireless communications company. Mr. Cronin started his career with Ernst & Young LLP, where he worked from June 1989 to October 1994. From October 1994 to February 1996, Mr. Cronin was a financial analyst for The Learning Company (formerly known as Softkey), a public corporation and from March 1997 to March 1999 Mr. Cronin was the Controller of Vivid Technologies, Inc., also a public corporation. Mr. Cronin received a Bachelor of Arts degree in business management from Hartwick College and a combined Master of Science in Accounting and Master of Business Administration degree from Northeastern University.

Julie Seaman, became a director and officer on June 17, 2002. Prior to joining USGN, Ms. Seaman served as Treasurer and Director of Administration to USDR, Inc. from March 1997, and held the same positions for each of USDR, Inc.’s affiliates, including USDR Aerospace, Ltd., since October 2001. From 1993 to 1996, Ms. Seaman was Treasurer and Director of Administration to United States Defense Research, Inc., a U.S. Government contractor that manufactured precision parts for military equipment.

Pat Scorzelli joined us as Chairman of the Board of Directors on May 24, 2006. From 2005 to May 2006, Mr. Scorzelli served as President of First Union Venture Group of Westport, Connecticut, a business consulting firm. From 2003 to 2005, Mr. Scorzelli served as President of Scanbury Inc. of New York, New York, a wireless technology company. From 2000 to 2003, Mr. Scorzelli served as President of International Wireless Communications, Inc. of Woburn, Massachusetts, a wireless infrastructure company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2006, we believe that all reporting requirements applicable to our executive officers, directors and more than ten percent stockholders were complied with for the fiscal year ended March 31, 2006, except as follows:

Name of Filer	Form	Description

Carl Gruenler	4
On April 25, 2006 Mr. Gruenler filed a Form 4 covering the following transactions: (i) the granting, on January 30, 2006, of an option to purchase 4,000,000 shares of our common stock at a price of $0.06 per share; (ii) the acquisition, on March 28, 2006, of 2,687,075 shares of our common stock having a per share value of $0.049; and sales of our common stock made between April 21 and April 25, 2006 for total gross proceeds of $69,457.

	4
On August 3, 2005 Mr. Gruenler received a grant of 2,000,0000 shares of our common stock. The grant was subject to a monthly vesting condition, and all shares vested on July 31, 2006. Mr. Gruenler filed a Form 4 disclosing this transaction on August 15, 2005 rather than by August 5, 2005.

Kevin Cronin	3	Mr. Cronin Form 3 was filed on March 30, 2006 rather than on or before January 17, 2006.

	4
On April 24, 2006 Mr. Cronin filed a Form 4 covering the following transactions; (i) the granting, on January 30, 2006, of an option to purchase 2,500,000 shares of common stock at a price of $0.06 per share; (ii) the acquisition, on January 7, 2006, of 1,000,000 shares of common stock having a per share value of $0.074; (iii) the granting, on March 28, 2006, of 425,170 shares of common stock having a per share value of $0.049; and sales of our common stock made between April 5 and April 24, 2006 for total gross proceeds of $17,970.

	4	On June 9, 2006 Mr. Cronin acquired 443,263 shares of our common stock having a value of $0.047 per share. This acquisition was reported on June 14, 2006 rather than on June 13, 2006.

	4	On July 17, 2006 Mr. Cronin reported a series of sales of our common stock that he made between June 27 and July 6, 2006 for total gross proceeds of $13,826.

Pat Scorzelli	3	Mr. Scorzelli joined the Board of Directors on May 24, 2006 and was required to file a Form 3 no later than June 5, 2006, however, the Form 3 has not yet been filed.

Code of Ethics

We adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and our employees on January 21, 2004. We will provide to any person without charge, upon request, a copy of our code of ethics. A request for a copy should be made in writing to US Global Nanospace, Inc., Attn.: Secretary, 2533 N. Carson St., Suite 5107, Carson City, Nevada 89706.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer for all services rendered in all capacities to us for each of our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs	LTIP Payout ($)	All Other Compensation ($)

Carl Gruenler	2006	$131,667(1)			$100,000(13)	4,000,000(12)
CEO and President	2005
	2004

John Robinson,	2006	$134,500(2)						$76,144(3)
CEO, President and	2005	$401,539(4)
Chairman	2004	$472,561(5)	$400,000(5)

Kevin Cronin,	2006	$20,833(6)			$50,000(14)	2,500,000(12)
CFO, Secretary	2005
and Treasurer	2004

Julie Seaman	2006	$162,335(7)			$175,000(8)			$42,321(9)
CFO and Secretary	2005	$210,807(10)
	2004	$135,715(11)	$125,000(11)

(1) Mr. Gruenler received no cash compensation during the year ended March 31, 2006. Instead, he received a total of 2,687,075 shares of the Company’s common stock as compensation for ordinary services rendered to us during the period beginning on October 1, 2005 and ending on March 31, 2006. The stock had a total fair market value on the date of grant of $131,667. This is based on an annual salary of $395,000.
(2) Mr. Robinson’s salary was accrued but unpaid as of March 31, 2006. This amount is based on an annual salary of $400,000, through the termination of Mr. Robinson’s service on August 3, 2005.
(3) Mr. Robinson was paid as a consultant for the period of August 4, 2005 through December 8, 2005 in the amount of $70,312. This amount was accrued but unpaid as of March 31, 2006. Mr. Robinson has been paid compensation in the amount of $5,832 for his loan guarantee. Please see the discussion in the section of this Annual Report titled “Certain Relationships and Related Party Transactions” at Item 12.
(4) Mr. Robinson’s salary was accrued but unpaid as of March 31, 2006.
(5) Mr. Robinson received no cash compensation during the year ended March 31, 2004. Instead, he received a total of 2,523,313 shares of the Company’s common stock as compensation (i) for ordinary services rendered to us during that period, (ii) as a bonus for extraordinary services rendered to us during that period, and (iii) in payment of compensation totaling $125,000 accrued but unpaid during the year ended March 31, 2003. The stock had a total fair market value of $872,561.

(6) Mr. Cronin joined us in January 2006 and received no cash compensation during the year ended March 31, 2006. Instead, he received a total of 425,170 shares of the Company’s common stock as compensation for ordinary services rendered to us during the period that began on January 11, 2006 and ended on March 31, 2006. The stock had a total fair market value on the date of grant of $20,833. This is based on an annual salary of $250,000.
(7) Ms. Seaman’s salary was accrued but unpaid as of March 31, 2006. This amount is based on an annual salary of $210,000, through the termination of Ms. Seaman’s service on January 8, 2006.
(8) Ms. Seaman received 3,500,000 shares of our common stock in August 2005. The closing price of the Company’s stock at March 31, 2006 was $.05 per share.
(9) Ms. Seaman was paid as a consultant for the period of January 8, 2006 through March 31, 2006 in the amount of $38,839. This amount was accrued but unpaid as of March 31, 2006. Ms. Seaman has also been paid compensation in the amount of $3,482 for her lease guarantee. Please see the discussion in the section of this Annual Report titled “Certain Relationships and Related Party Transactions” at Item 12.
(10) Ms. Seaman’s salary was accrued but unpaid as of March 31, 2006.
(11) Ms. Seaman received no cash compensation during the fiscal year ended March 31, 2004. Instead, she received a total of 770,338 shares of the Company’s common stock as compensation for ordinary services rendered during the fiscal year ended March 31, 2004 and for extraordinary services rendered during the same period. The stock had a total fair market value of $260,715.
(12) This option is a performance option and will not vest until designated milestones are achieved.
(13) Mr. Gruenler received 2,000,000 shares which are subject to vesting conditions as follows: 400,000 of the shares vested immediately; 133,333 of the shares vested on the last day of each month for 11 months commencing August 31, 2005; and the remaining 133,337 of the shares vested on July 31, 2006.  The closing price of the Company’s stock at March 31, 2006 was $.05 per share.
(14) Mr. Cronin received 1,000,000 shares which are subject to vest in equal increments on the last day of the month from January 31, 2006 through December 31, 2006. The closing price of the Company’s stock at March 31, 2006 was $.05 per share.

Option/SAR Grants for Last Fiscal Year-Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date
Carl Gruenler	4,000,000(1)	61.5%	$0.06/share	January 20, 2013
Kevin Cronin	2,500,000(2)	38.5%	$0.06/share	January 30, 2013
(1) This option is performance based. Thus far, 1,000,000 shares vested in May 2006.
(2) This option is performance based and has not yet vested.

No officer exercised any option during the fiscal year ended March 31, 2006.

Director Compensation

There is no standard or individual compensation package for any of the directors.

Employment Contracts

Employment Agreement with Carl Gruenler

On August 3, 2005, the Company entered into a letter agreement with Mr. Carl Gruenler pursuant to which Mr. Gruenler became the Company’s new President and Chief Executive Officer on an at-will employment basis.

According to the letter agreement, the Company was not be obligated to pay a cash salary to Mr. Gruenler until the Company received and accepted a firm commitment that would require payment to the Company of no less than $10,000,000 or if the Company commenced paying a cash salary to any of the Company’s other officers on a going forward basis. Mr. Gruenler received as initial compensation 2,000,000 restricted shares of common stock subject to vesting conditions as follows: 400,000 of the shares vested immediately; 133,333 of the shares vested on the last day of each month for 11 months commencing August 31, 2005; and the remaining 133,337 of the shares vested on July 31, 2006. All unvested shares were to be cancelled in the event of Mr. Gruenler’s termination for any reason prior to July 31, 2006. In the event of a merger or consolidation of the Company with or into another company, or the sale of substantially all of the Company’s assets, all unvested shares would have vested immediately prior to the consummation of such transaction. From and after the date the Company received and accepted a firm commitment that would require payment to the Company of no less than $10,000,000, or the Company commenced paying a cash salary to any of the Company’s other officers on a going forward basis, Mr. Gruenler’s starting cash salary was to be $16,667 per month. Provided that Mr. Gruenler’s employment with the Company continued, Mr. Gruenler’s cash salary was to be increased after six months to $20,833 per month.

On December 21, 2005, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Gruenler that superseded and replaced, to the extent described below, the letter agreement. Pursuant to the Agreement, Mr. Gruenler continues to serve as President and Chief Executive Officer for an initial term commencing on the date of the Agreement and ending on December 31, 2006. The Employment Agreement will be automatically renewed for successive periods of one year after December 31, 2006, unless Mr. Gruenler is otherwise notified in writing during the term.

Pursuant to the Agreement, Mr. Gruenler will receive a salary at the rate of $395,000 per year (the “Salary”), commencing as of October 1, 2005. Until the Company enters into a contract (or contracts) for the sale or licensing of its products or provision of its services, which contract(s) must have a total value of at least $10 million, or in the event the Company is sufficiently capitalized as determined by the Board of Directors, the Salary will be paid in registered shares of the Company’s common stock, issued from the Company’s Amended and Restated 2002 Stock Plan (the “Plan”) or any other employee equity incentive plan the securities of which are registered on a Form S-8 registration statement filed with the SEC. Once the Company has received an executed, legally binding contract or contracts having a total value of at least $10 million, the Company will pay the salary in cash. On January 2, 2006, the Company also granted to Mr. Gruenler, pursuant to the terms of the Agreement, a stock bonus under Section 8 of the Plan of 1,000,000 shares of common stock.

The Company agreed that it would increase the number of shares in the Plan, or alternatively adopt a new plan that will include at least 4,000,000 shares of common stock, and that it would register such shares on a Form S-8 registration statement filed with the SEC as soon as commercially practicable after the date of the Agreement. Pursuant to the Agreement, the Company granted to Mr. Gruenler an option to purchase 4,000,000 shares of its common stock. The per share exercise price was $0.06. The option has a term of seven years. The option vests as follows: (i) upon completion of the MAPSANDS technology and a government sponsored demonstration completed in any country (which took place in May 2006), 1,000,000 of the option shares vested; (ii) upon receipt of a purchase order accepted by the Company, or the execution by the Company of an agreement, for the MAPSANDS technology or other products, which purchase order or agreement has a value to the Company of no less than $1 million, 500,000 of the option shares will vest; (iii) upon receipt of a purchase order accepted by the Company, or the execution by the Company of an agreement, for the MAPSANDS technology or other products, which purchase order or agreement has a value to the Company of no less than $5 million, 500,000 of the option shares will vest; (iv) upon receipt of a purchase order accepted by the Company, or the execution by the Company of an agreement, for the MAPSANDS technology or other products, which purchase order or agreement has a value to the Company of no less than $10 million, 1,000,000 of the option shares will vest; (v) if, for two consecutive quarters, the Company shows positive cash flow in its quarterly filings with the SEC without further dilution of its common stock (with the exception of shares issued from the Plan or a newly adopted equity incentive plan), 500,000 of the option shares will vest; and (vi) if, for two consecutive quarters, the Company reports profitability in its quarterly filings with the SEC, 500,000 of the option shares will vest. However, in the event of a corporate transaction such as a merger or acquisition of the Company, as described in Section 19.1 of the Plan, any portion of the option that is unvested shall immediately vest.

If the Company terminates Mr. Gruenler’s employment without cause, or in the event of a corporate transaction as described in Section 19.1 of the Plan, prior to the expiration of the term of the Agreement, the Company will be obligated to pay to Mr. Gruenler the Salary for the remainder of the term.

The Agreement prohibits Mr. Gruenler from competing with the Company during the term of the Agreement, and for a period of one year thereafter, in the United States, Saudi Arabia or any member nation of the Gulf Cooperation Council.

The Agreement supersedes and replaces all prior agreements between Mr. Gruenler and the Company with regard to Mr. Gruenler’s employment, including the letter agreement provided, however, that Mr. Gruenler continued to receive the restricted shares of common stock, vesting on a monthly basis, as set forth in the letter agreement.

Employment Agreement with Kevin Cronin

The Company entered into an Employment Agreement dated January 7, 2006 with Kevin Cronin pursuant to which Mr. Cronin serves as our Chief Financial Officer, Secretary and Treasurer for an initial term commencing on the date of the Agreement and ending on December 31, 2006. The Agreement will be automatically renewed for successive periods of one year after December 31, 2006, unless Mr. Cronin is otherwise notified in writing during the term.

Pursuant to the Agreement, Mr. Cronin will receive a salary of $250,000 per year (the “Salary”), commencing as of the date of the Agreement. Until the Company enters into a contract (or contracts) for the sale or licensing of its products or provision of its services, which contract(s) must have a total value of at least $10 million, the Salary will be paid in registered shares of the Company’s common stock, issued from the Company’s Amended and Restated 2002 Stock Plan (the “Plan”) or any other employee equity incentive plan the securities of which are registered on a Form S-8 registration statement filed with the SEC. Once the Company has received an executed, legally binding contract or contracts having a total value of at least $10 million or the Company is sufficiently capitalized as determined by the Company’s Board of Directors, the Company will pay the salary in cash. As an incentive to enter into the Agreement, the Company agreed to grant to Mr. Cronin 1,000,000 shares of restricted common stock which vests in equal increments on the last day of each month of the initial term.

In accordance with the terms of the Agreement, the Company granted to Mr. Cronin an option to purchase 2,500,000 shares of common stock. The per share exercise price is $0.06, which was no less than 85% of the last trading price of the common stock on the date that the grant was made, which was January 30, 2006. The option has a term of seven years. The option vests as follows: (i) upon the completion of an equity financing from which the Company receives at least $2,000,000 in gross proceeds, 1,000,000 of the option shares will vest; (ii) upon receipt of a purchase order accepted by the Company, or the execution by the Company of an agreement, for the MAPSANDS technology and other products, which purchase order or agreement has a value to the Company of no less than $1 million, 500,000 of the option shares will vest; (iii) upon receipt of a purchase order accepted by the Company, or the execution by the Company of an agreement, for the MAPSANDS technology and other products, which purchase order or agreement has a value to the Company of no less than $5 million, 500,000 of the option shares will vest; and (iv) if, for two consecutive quarters, the Company shows positive cash flow in its quarterly filings with the SEC without further dilution of its common stock (with the exception of shares issued from the Plan or a newly adopted equity incentive plan), 500,000 of the option shares will vest.

If the Company terminates Mr. Cronin’s employment without cause, or in the event of certain designated corporate transactions, prior to the expiration of the term of the Agreement, the Company will be obligated to pay to Mr. Cronin the Salary for the remainder of the term.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 11, 2006 as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each executive officer and director of USGN and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

Title of Class of Security	Name and Address(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Common Stock

Common Stock	John Robinson, P. O. Box 1314, Mansfield, Texas 76063(5)	57,945,098		30.0%
Common Stock	Julie Seaman(4)	5,467,211		2.8%
Common Stock	Carl Gruenler(3)(4)	4,058,938	(6)	2.1%
Common Stock	Kevin Cronin(3)	1,105,600.6%
	All officers and directors as a group	10,631,749		5.5%	(7)

(1) Unless otherwise indicated, the address of the persons named in this column is c/o US Global Nanospace, Inc., 2533 North Carson Street, Suite 5107, Carson City, Nevada 89706.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3) Executive Officer.
(4) Director.
(5) 5% shareholder.
(6) Includes the right to purchase 1,000,000 shares of common stock at an exercise price of $0.06 per share based on an option granted on January 30, 2006.
(7) Based on 193,292,856 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 3, 2006 we entered into a consulting agreement with Julie Seaman, our former Chief Financial Officer, Secretary and Treasurer and a current director. Ms. Seaman agreed to provide consulting services during the period following the termination of her employment. Ms. Seaman provided these services for the period beginning on January 8, 2006 and ending on April 7, 2006. For the period ended March 31, 2006, we have accrued compensation owed to her in the amount of $38,839.

On August 3, 2005 we entered into a consulting agreement with John Robinson, our former Chief Executive Officer, President and director. Mr. Robinson agreed to provide consulting services during the period following the termination of his employment. Mr. Robinson provided these services for the period beginning on August 3, 2005 and ending on December 8, 2005 and we have accrued compensation owed to him in the amount of $70,312.

On May 11, 2005, we entered into an agreement resulting in the issuance of 1,763,572 shares of restricted common stock for the repayment of $112,869 in principal and interest related to loans advanced to us by USDR Aerospace Ltd., an entity controlled by John Robinson.

John Robinson also controls USDR, Inc. On May 11, 2005, we entered into an agreement resulting in the issuance of 2,971,132 shares of restricted common stock for the repayment of $190,152 in principal and interest related to loans advanced to us by USDR, Inc.

As of March 31, 2005, John Robinson guaranteed the Company’s bank loan in the amount of $1,225,000. The loan is due to be repaid on May 15, 2008, although the Company has been notified by the bank that the loan is currently in default. As of March 31, 2005, the Company had an outstanding principal balance of $710,114 and accrued interest and fees totaled $91,776.

On May 1, 2003, Julie Seaman, our former Chief Financial Officer and currently a director, guaranteed our payment and performance of a lease entered into for our research division. On December 19, 2005 Everest International Inc., the lessor, filed an action against us and Ms. Seaman, as guarantor of the lease, in Tarrant County District Court, Texas alleging non-payment. On June 15, 2006 we and Julie Seaman entered into a Settlement Agreement and Mutual Release with Everest International Inc. As all requirements of the Settlement Agreement have been met, the action has been dismissed without prejudice.

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

On May 11, 2005 we entered into agreements with USDR Aerospace, Ltd. and USDR, Inc. Pursuant to the agreements, USDR Aerospace, Ltd. and USDR, Inc. agreed to accept shares of our common stock as full and final payment for loans made to us.

The principal amount of the loan from USDR Aerospace, Ltd., plus accrued interest totaled $112,869 and was due to be paid on February 28, 2005. USDR Aerospace, Ltd. accepted 1,763,572 shares of our common stock, having a value of $0.064 per share, which was the closing price of the common stock on May 11, 2005.

The principal amount of the loan from USDR, Inc., plus accrued interest, totaled $190,152 and was due to be paid on February 28, 2005. USDR, Inc. accepted 2,971,132 shares of our common stock, having a value of $0.064 per share, which was the closing price of the common stock on May 11, 2005.

On November 7, 2005, we entered into an agreement pursuant to which we issued 4,009,660 shares of our common stock, at a value per share of $0.075, to USDR Aerospace, Ltd. as full and final payment of employee and product development services in the amount of $300,720 previously provided by USDR Aerospace, Ltd. to us.

On November 8, 2005, we entered into an agreement pursuant to which we issued 2,414,622 shares of our common stock, at a value per share of $0.072, to USDR, Inc. as full and final payment of a loan received from USDR, Inc. in the amount of $173,853, including interest accrued through November 8, 2005.

On December 8, 2005, we entered into a Director and Officer Indemnification Agreement with each of Carl Gruenler, the Company’s Chief Executive Officer, Julie Seaman, the Company’s former Chief Financial Officer and currently a director, and John Robinson, the former Chief Executive Officer and Chairman of the Board of Directors. Each agreement provides for indemnification of these individuals to the extent they become a party to, or are threatened to be made a party to, any legal proceeding by reason of their status as an officer or director of the Company, or by reason of any personal guarantee provided for the benefit of the Company, against any expenses incurred as a result of such proceeding or personal guarantee, as and when such expenses are incurred. Before any claim for indemnification is approved by us, we will determine by any of the methods set forth in the Delaware General Corporation Law that the indemnified person has met the applicable standards of conduct which make it permissible to indemnify the person.

On December 8, 2005, John Robinson and the Company executed a letter agreement confirming that we will issue to Mr. Robinson, on a monthly basis for thirty consecutive calendar months, $5,832 payable in restricted common stock valued at the closing price of the common stock on the last trading day of the calendar month for which the shares are issued, in consideration of Mr. Robinson’s continuing personal guarantee of an outstanding loan from Western Security Bank. We based our determination of this amount on a written fairness opinion by an independent advisory firm. The payment amount is subject to downward adjustment in the event we pre-pay any of the outstanding balance of the Western Security Bank loan, in accordance with the methodology provided in the fairness opinion.

In addition, based on the same fairness opinion, on December 7, 2005 we authorized a payment to Julie Seaman of one lump sum amount of $3,482, payable in 44,076 shares of restricted common stock, in consideration of Ms. Seaman’s continued lease guarantee for our facility in Arlington, Texas.

On December 8, 2005, our Board of Directors ratified an Amendment to Intellectual Property Assignment and Royalty Agreement dated November 28, 2005 (the “Amendment”), which amends the Intellectual Property Assignment and Royalty Agreement dated as of May 14, 2002 (the “Royalty Agreement”), between USDR Aerospace, Ltd. The purpose of the Amendment is to clarify the original intent of the parties to the Royalty Agreement, which is that the term “sales” as used in the Royalty Agreement shall include all net revenues received by us from any and all sales and/or licensing of our products and/or services, subject to and in accordance with the terms and conditions of the Royalty Agreement.

On January 7, 2006, we entered into a Director and Officer Indemnification Agreement with Kevin Cronin, our Chief Financial Officer, Secretary and Treasurer. The agreement provides for indemnification of Mr. Cronin to the extent he becomes a party to, or is threatened to be made a party to, any legal proceeding by reason of his status as an officer or director of the Company, or by reason of any personal guarantee provided for the benefit of the Company, against any expenses incurred as a result of such proceeding or personal guarantee, as and when such expenses are incurred. Before any claim for indemnification is approved by us, we will determine by any of the methods set forth in the Delaware General Corporation Law that Mr. Cronin has met the applicable standards of conduct which make it permissible to indemnify him.

On June 20, 2006, we entered into a Purchase Agreement with USDR, Inc. in connection with the settlement with Everest International Inc. of the legal action relating to the lease of our former premises. Pursuant to the Purchase Agreement, USDR, Inc. transferred to us all of its right, title and interest in and to certain assets in exchange for the issuance to USDR of 731,707 unregistered shares of our common stock.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit
2	Agreement and Plan of Share Exchange between Caring Products International, Inc. and USDR Global Aerospace, Ltd. and the stockholders of US Global Aerospace, Ltd. dated as of May 15, 2002 (1)
3.1.1	Amended and Restated Certificate of Incorporation (2)
3.1.2	First Amendment to Amended and Restated Certificate of Incorporation (2)
3.1.3	Second Amendment to Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws(3)
10.1	Intellectual Property Assignment and Royalty Agreement dated May 14, 2002 between USDR Aerospace, Ltd. and USDR Global Aerospace, Ltd. (4)
10.2	Promissory Note in the amount of $100,000 dated April 18, 2003 in favor of USDR Aerospace, Ltd. (5)
10.3	Gross Lease Agreement dated April 28, 2003 between the Company and West Harris Property, Inc. (4)
10.4	Addendum E to Lease/Guarantee executed by Julie Seaman (4)
10.5	US Global Nanospace, Inc. Amended and Restated 2002 Stock Plan (7)
10.6	Commercial Guaranty between John D. Robinson and Western Security Bank (4)

10.7	Master Agreement by and between Y2-Ultra-Filter, Inc. and the Company dated June 19, 2003 (6)
10.8	Promissory Note and Commercial Security Agreement between the Company and Western Security Bank dated June 30, 2003 (4)
10.9	Patent and Technology License Agreement dated July 24, 2003 between the Company and TIAX, LLC (11)
10.10	Amendment No. 1 dated October 3, 2003 to Patent and Technology License Agreement between the Company and TIAX LLC (11)
10.11	Distribution Agreement between the Company and Vitusa Products, Inc. dated as of June 25, 2004 (10)
10.12	Change in Terms Agreement dated June 11, 2004 to Promissory Note in the amount of $500,000 in favor of U.S.D.R. (NV), Inc. (9)
10.13	Change in Terms Agreement dated June 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd. (9)
10.14	+Development and License Agreement between the Company and Kidde Fire Fighting Inc. dated August 13, 2004 (8)
10.15	Change in Terms Agreement between the Company and Western Security Bank dated September 30, 2004 (9)
10.16	Change in Terms Agreement dated October 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV) (9)
10.17	Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $500,000 in favor of USDR(NV).(12)
10.18	Change in Terms Agreement dated December 30, 2004 to Promissory Note in the amount of $200,000 in favor of USDR Aerospace, Ltd.(12)
10.19	Agreement to Convert Debt dated May 11, 2005 between the Company and USDR Aerospace, Ltd.(13)
10.20	Agreement to Convert Debt dated May 11, 2005 between the Company and USDR, Inc.(13)
10.21	Employment Agreement dated August 3, 2005 with Carl Gruenler(14)
10.22	Employment Agreement dated January 7, 2006 with Kevin Cronin(15)
10.23	Employment Agreement dated December 21, 2005 with Carl Gruenler(16)
10.24	Settlement Agreement and Mutual Release with Everest International, Inc. dated December 19, 2005 and Modification to same dated June 21, 2006(17)
10.25	US Global Nanospace, Inc. 2005 Stock Plan(18)
10.26	Change in Terms Agreement dated October 31, 2005 to Promissory Note in the amount of $350,000 in favor of USDR, Inc.(19)
10.27	Change in Terms Agreement dated December 31, 2005 to Promissory Note in the amount of $350,000 in favor of USDR, Inc.(20)
10.28	Agreement to Convert Debt dated November 7, 2005 between USDR Aerospace, Ltd. and the Company(19)
10.29	Agreement to Convert Debt dated November 8, 2005 between USDR, Inc. and the Company(19)
10.30	Director and Officer Indemnification Agreement dated December 8, 2005 between the Company and Carl Gruenler(21)
10.31	Director and Officer Indemnification Agreement dated December 8, 2005 between the Company and Julie Seaman(21)
10.32	Director and Officer Indemnification Agreement dated December 8, 2005 between the Company and John D. Robinson(21)
10.33	Director and Officer Indemnification Agreement dated January 7, 2006 between the Company and Kevin Cronin(15)
10.34	Amendment to Intellectual Property Assignment and Royalty Agreement between the Company and USDR Global Aerospace, Ltd.(21)
10.35	Letter Agreement dated December 8, 2005 to John D. Robinson regarding continuing loan guaranty(21)
10.36	Amended and Restated Consulting Agreement dated May 24, 2006 with Pat Scorzelli(22)
10.37	Line of Credit Promissory Noted dated May 8, 2006 from Ghassan Alamdar(23)
10.38	Purchase Agreement dated June 20, 2006 between the Company and USDR, Inc.(17)
23.1	Consent of Grobstein, Horwath & Company LLP*
31.1.	Certification pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certificate pursuant to Rule 13a-14(a) and 15d-14(a)*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 30, 2002.
(2)	Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(3)	Incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 12, 1995.
(4)	Incorporated by reference from a Form 10-KSB filed with the Securities and Exchange Commission on July 11, 2003, as amended.
(5)	Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on September 10, 2003.
(6)	Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003.
(7)	Incorporated by reference from a Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2004.
(8)	Incorporated by reference from a Form 8-K/A filed with the Securities and Exchange Commission on June 1, 2005.
(10)	Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on November 16, 2004.
(11)	Incorporated by reference from a Form 10-QSB/A filed with the Securities and Exchange Commission on February 9, 2005.
(12)	Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on February 25, 2005.
(13)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.
(14)	Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005.
(15)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on January 11, 2006.
(16)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(17)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on June 27, 2006.
(18)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on August 30, 2005.
(19)	Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 23, 2005.
(20)	Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on February 21, 2006.
(21)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.
(22)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.
(23)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 30, 2006.
*Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the Company’s principal accountant, Grobstein, Horwath, & Company LLP for the audit and review of the Company’s annual financial statements at March 31, 2006 and 2005, and for review of the Company’s quarterly 10-QSBs and services provided for regulatory filings during the period April 1, 2005 through March 31, 2006 were $135,193 as of this filing date.

 (2) Audit-Related Fees

None

(3) Tax Fees

The aggregate fees billed by the Company’s principal accountant, Grobstein, Horwath, & Company LLP for tax preparation and advice for year ended March 31, 2005 was $6,000.

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  September 6, 2006

US GLOBAL NANOSPACE, INC.

By:	/s/ Carl Gruenler
Carl Gruenler, Chief Executive
Officer and President

By:	/s/ Kevin Cronin
Kevin Cronin, Secretary and Chief Financial
Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Carl Gruenler	CEO, President and director	September 6, 2006
Carl Gruenler

/s/ Kevin Cronin	CFO	September 6, 2006
Kevin Cronin

/s/ Julie Seaman	Director	September 6, 2006
Julie Seaman

/s/ Pat Scorzelli	Director	September 6, 2006
Pat Scorzelli