Form 10QSB
period 2006-06-30
US GLOBAL NANOSPACE  INC
filed 2006-09-21
CIK 1001111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006 the issuer had 193,292,856 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            US GLOBAL NANOSPACE, INC.

                                      INDEX

                                                                            PAGE
PART I                                                                    NUMBER

Item 1 - Financial Statements

         Balance Sheets as of June 30, 2006 (unaudited)
                 and March 31, 2006                                            3

         Statements of Operations - Three Months Ended
                 June 30, 2005 and 2006 and
                 since inception (March 20, 2002)                              4
                 through June 30, 2006 (unaudited)

         Statement of Stockholders' Deficit -
                 Three Months Ended June 30, 2006                              5
                 (unaudited)

         Statements of Cash Flows - Three Months Ended
                 June 30, 2005 and 2006 and
                 since inception (March 20, 2002)                              6
                 through June 30, 2006 (unaudited)

         Notes to the Financial Statements                              7  -  11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11  -  16

Item 3 - Controls and Procedures                                              17

PART II

Item 1 - Legal Proceedings                                                    17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3 - Defaults Upon Senior Securities                                      17

Item 4 - Submission of Matters to a Vote of Security Holders                  17

Item 5 - Other Information                                                    18

Item 6 - Exhibits                                                             18

Signature Page

                      PART I - ITEM 1 FINANCIAL STATEMENTS

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)

                                 BALANCE SHEETS


                                                                                       June 30,        March 31,
                                                                                         2006            2006
                                                                                     (Unaudited)
                                                                                     ------------    ------------
           ASSETS
           CURRENT ASSETS
               Cash                                                                  $     58,159    $     21,256
               Accounts receivable                                                         27,000          51,379
               Other receivables                                                           45,284          75,130
               Prepaid expenses                                                               989           1,489
               Inventory                                                                       --           4,134
                                                                                     ------------    ------------

                  Total current assets                                                    131,432         153,388



                  Total assets                                                       $    131,432    $    153,388
                                                                                     ============    ============


           LIABILITIES AND STOCKHOLDERS' DEFICIT

           CURRENT LIABILITIES
               Current maturities of bank note payable                               $    710,114    $    710,114
               Accounts payable                                                           560,764         672,122
               Accrued salaries and expenses                                            1,573,770       1,451,730
               Accrued interest                                                            72,728          38,086
               Related party payable                                                       77,542          39,108
               Loans payable                                                              141,560         141,560
                                                                                     ------------    ------------

                  Total current liabilities                                             3,136,478       3,052,720
                                                                                     ------------    ------------

           COMMITMENTS & CONTINGENCIES                                                     65,963          65,963
                                                                                     ------------    ------------

           STOCKHOLDERS' DEFICIT
               Preferred stock authorized, 10,000,000 shares $0.01 par value,
                  none issued or outstanding                                                   --              --
               Common stock authorized, 300,000,000 shares $0.001 par value,
                  192,774,221 and 176,487,425 issued and outstanding, respectively        192,774         176,487
               Additional paid-in capital                                              21,657,498      20,874,108
               Deferred compensation and services                                        (139,110)       (388,277)
               Deficit accumulated during the development stage                       (24,782,171)    (23,627,613)
                                                                                     ------------    ------------

                  Total stockholders' deficit                                          (3,071,009)     (2,965,295)
                                                                                     ------------    ------------

                  Total liabilities and stockholders' deficit                        $    131,432    $    153,388
                                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)

                      STATEMENTS OF OPERATIONS (Unaudited)


                                                                                               Cumulative
                                                                                               results of
                                                                                               operations
                                                                                           from March 20, 2002
                                                             Three Months    Three Months  (date of inception)
                                                                Ended            Ended           through
                                                            June 30, 2006    June 30, 2005    June 30, 2006
                                                            -------------    -------------    -------------
                REVENUES                                    $      98,384    $      93,577    $   1,214,903
                COST OF REVENUES                                   25,659           37,552          519,933
                                                            -------------    -------------    -------------

                       Gross Profit                                72,725           56,025          694,970
                                                            -------------    -------------    -------------

                OPERATING EXPENSES

                     Research and development                     512,432          175,021        5,510,755


                     General and administrative                   679,638          497,414       19,972,074
                                                            -------------    -------------    -------------

                       Total operating expenses                 1,192,070          672,435       25,482,829
                                                            -------------    -------------    -------------

                       Operating loss                          (1,119,345)        (616,410)     (24,787,859)
                                                            -------------    -------------    -------------

                OTHER INCOME (EXPENSE)
                   Debt restructure                                    --               --          918,573
                   Other income                                        --            7,500           80,488
                   Interest expense                               (35,213)         (26,624)        (993,373)
                                                            -------------    -------------    -------------

                       Total other income (expense)               (35,213)         (19,124)           5,688
                                                            -------------    -------------    -------------

                       NET LOSS                             $  (1,154,558)   $    (635,534)   $ (24,782,171)
                                                            =============    =============    =============

                Net loss per share, basic and diluted       $       (0.01)   $       (0.01)
                                                            =============    =============
                Basic and diluted weighted average
                   number of common shares                    186,111,333      111,550,100


The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                        Three Months Ended June 30, 2006
                                   (Unaudited)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                               Additional     Deferred     During the      Total
                                                        Common Stock            Paid-in     Compensation  Development  Stockholders'
                                                    Shares         Amount       Capital     and Services     Stage        Deficit
                                                 ------------    ---------   ------------   ------------  ------------   ----------

Balance at April 1, 2006                          176,487,425  $   176,487  $ 20,874,108   $   (388,277) $(23,627,613)  $(2,965,295)

Issuance of common stock on April 6, 2006 in
consideration for accounts payable at $.045 per
share                                               1,154,539        1,155        50,799                                     51,954

Issuance of common stock on April 10, 2006 in
consideration for services at $0.041 per share        714,286          714        28,572                                     29,286

Issuance of common stock on April 10, 2006 in
consideration for services at $0.041 per share      2,704,574        2,705       108,145                                    110,850

Issuance of common stock on April 12, 2006 in
consideration for services at $0.041 per share        365,854          366        14,634                                     15,000

Issuance of common stock on May 4, 2006 in
consideration for services at $0.063 per share      1,111,111        1,111        68,889                                     70,000

Issuance of common stock on May 4, 2006 in
consideration for services at $0.063 per share      1,190,476         1190        73,810                                     75,000

Issuance of common stock on May 4, 2006 in
consideration for services at $0.049 per share      1,546,392         1546        73,454                                     75,000

Issuance of common stock on May 16, 2006 in
consideration for accounts payable at $0.05 per
share                                               2,337,879         2338       114,556                                    116,894

Issuance of common stock on May 19, 2006 in
consideration for services at $0.046 per share        412,343          412        18,556                                     18,968

Issuance of common stock on May 23, 2006 in
consideration for accounts payable at $0.048 per
share                                                 621,630          622        28,905                                     29,527

Issuance of common stock on May 24, 2006 in
consideration for services at $0.062 per share      1,209,678         1210        73,790                                     75,000

Issuance of common stock on June 6, 2006 in
consideration for wages at $0.047 per share           443,263          443        20,390                                     20,833

Issuance of common stock on June 16, 2006 in
consideration for services at $0.045 per share      2,474,771         2475       108,890                                    111,365

Amortization of deferred compensation and
Services                                                                                        249,167                     249,167

Net loss for the period                                                                                    (1,154,558)   (1,154,558)

                                                  ------------  -----------  ------------   ------------  -----------    ----------
Balance at June 30, 2006
                                                  192,774,221  $   192,774  $ 21,657,498   $   (139,110) $(24,782,171)  $(3,071,009)
                                                  ============  ===========  ============   ===========   ===========    ==========

The accompanying notes are an integral part of these financial statements.

                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)

                      STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                          Cumulative
                                                                                                     results of operations
                                                                                                      from March 20, 2002
                                                                     Three months     Three months    (date of inception)
                                                                        ended            ended             through
                                                                     June 30, 2006    June 30, 2005      June 30, 2006
                                                                     -------------    -------------      -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                   $  (1,154,558)   $   (635,534)      $ (24,782,171)
          Adjustments to reconcile net loss to net
            cash used in operating activities
                 Common stock issued for services and wages                850,469         303,207          16,274,405
                 Forgiveness of loans and accounts payable                      --              --            (918,573)
         Changes in operating assets and liabilities:
                     Accounts receivable                                    24,379          23,923             (27,000)
                     Other receivables                                      29,846         (24,160)            (45,284)
                     Prepaid expenses                                          500         (35,000)               (989)
                     Inventory                                               4,134         (60,850)                 --
                     Deposits                                                   --              --                  --
                     Accounts payable                                       87,017          49,216           2,967,291
                     Accrued salaries and expenses                         122,040         175,619           1,583,084
                     Accrued interest                                       34,642          (6,842)            484,727
                     Related party payable                                  38,434           2,588             378,262
                     Commitments and Contingencies                              --              --              65,963
                                                                     -------------    ------------       -------------

                         Net cash provided by (used in)
                            operating activities                            36,903        (207,833)         (4,020,285)
                                                                     -------------    ------------       -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
             Cash acquired in conjunction with share
                  exchange agreement                                            --               --              2,946
                                                                     -------------    -------------      -------------

             Net cash provided by investing activities                          --               --              2,946
                                                                     -------------    -------------      -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from bank note payable                                     --               --          1,650,000
            Payments on bank note payable                                       --          (55,273)          (939,886)
            Proceeds from loans payable                                         --          210,700          3,241,818
            Payments on loans payable                                           --               --            (31,434)
            Proceeds from issuance of common stock                              --               --            155,000
                                                                     -------------    -------------      -------------

                  Net cash provided by financing activities                     --          155,427          4,075,498
                                                                     -------------    -------------      -------------

   Net increase (decrease) in cash                                          36,903          (52,406)            58,159

   Cash at beginning of period                                              21,256           53,547                 --
                                                                     -------------    -------------      -------------

   Cash at end of period                                             $      58,159    $       1,141      $      58,159
                                                                     =============    =============      =============

   SUPPLEMENTAL CASH FLOW INFORMATION AND
     NON-CASH INVESTING AND FINANCING ACTIVITIES
             Cash paid for:
                       Interest                                      $          --    $      33,085      $     461,992
                                                                     =============    =============      =============
                       Income Taxes                                  $          --    $          --      $      13,288
                                                                     =============    =============      =============
            Accounts payable acquired in conjunction with share
              exchange agreement                                     $          --    $          --      $      (2,500)
                                                                     =============    =============      =============

            Common stock issued in exchange for accounts payable     $     198,375    $      23,910      $   2,408,147
                                                                     =============    =============      =============

            Common stock issued in exchange for loans payable
                 and accrued interest                                $          --    $     303,021      $   2,863,851
                                                                     =============    =============      =============

            Common stock issued in exchange for former officer
                 bank loan and lease guarantees                      $          --    $          --      $       9,314
                                                                     =============    =============      =============

The accompanying notes are an integral part of these financial statements.


                            US GLOBAL NANOSPACE, INC.
                          (A development stage company)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of US Global Nanospace, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended March 31, 2006.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. Because of the net losses for each of the periods presented, 6,500,000 potentially issuable shares of common stock were excluded from the computation of diluted earnings per share.

INVENTORY

Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

REVENUE RECOGNITION

We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", and as amended by SAB No. 104, "Revenue Recognition". Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue from product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licenses, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed its computation of the royalties due and/or remitted its cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

NOTE 2. MANAGEMENT PLANS

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

During the last fiscal year with the introduction of MAPSANDS(TM), we shifted our primary market and licensing efforts to autonomous wide area security systems worldwide. We believe that MAPSANDS(TM) represents a new and innovative approach to wide area perimeter security. In MAPSANDS(TM) we have developed, integrated and commercialized an advanced set of technologies which we believe will change the landscape and economics of the border and perimeter security market. The integration of advanced technologies into an autonomous security system should generate both significant economic advantages and superior mission effectiveness, thereby helping our customers to effectively secure critical infrastructure and take control of borders.

We generated operating revenues in the amount of $98,384 for the quarter ended June 30, 2006, primarily from the sales of radomes. We do not manufacture or distribute our products on a commercial scale. We are in the process of negotiating licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of our products.

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

To date, we have funded our operations from inception through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and $1,295,391 of revenues and other income. Furthermore, in an effort to conserve cash, our officers have deferred their salaries or have accepted shares of our common stock in lieu of cash for their compensation. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

NOTE 3. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. On December 8, 2005, our Board of Directors ratified an Amendment to Intellectual Property Assignment and Royalty Agreement dated November 28, 2005 (the "Amendment"), which amends the Intellectual Property Assignment and Royalty Agreement dated as of May 14, 2002 (the "Royalty Agreement") between USDR Aerospace, Ltd. and the Company. The purpose of the Amendment is to clarify the original intent of the parties to the Royalty Agreement, which is that the term "sales" as used in the Royalty Agreement shall include all net revenues received by us from any and all sales and/or licensing of our products and/or services, subject to and in accordance with the terms and conditions of the Royalty Agreement. As of June 30, 2006, the Company has incurred a total of $42,551 in royalties associated with this agreement.

NOTE 4. RELATED PARTY PAYABLE

The former Chairman of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 3, under which we owe Aerospace $42,551 in royalties as of June 30, 2006.

On December 8, 2005 the Company entered into an agreement with the former Chairman of the Company to compensate him in consideration of his continuing loan guaranty of the bank note payable. The bank note payable is described in
Note 6. The fair amount of equity based compensation was deemed to be $174,953 to be earned in equal increments over the course of 30 months. As of June 30, 2006, we owe the former Chairman equity based compensation of $34,991.

NOTE 5. LOANS PAYABLE

The former Chairman of the Company also controls USDR, Inc. ("USDR"). On May 13, 2005, the Company entered into a loan agreement with USDR for amounts up to $350,000. The loan bears interest at 10% per annum and matured on March 31, 2006. As of June 30, 2006, the Company owed USDR $130,501 including accrued interest under this loan agreement. Extension of terms is subject to further negotiation.

On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $21,147 including accrued interest, as of June 30, 2006. The shareholder has agreed to extend the loans to a date to be determined.

NOTE 6. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The bank is a subsidiary of a holding company, Western Security Holding Co. Ltd., which is a shareholder of the Company. The loan is secured by the assets of the Company and guaranteed by the Company's former Chairman and CEO (See Note 4). As of June 30, 2006, the Company had an outstanding principal balance of $710,114 and accrued interest and fees totaled $123,514. On August 9, 2006 we learned that Western Security Bank (the "Bank"), an Arizona corporation, filed a suit against us for default on the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $880,708 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, plus $375 per day from July 8, 2006 until paid, plus attorney's fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid. The suit also names John D. Robinson, our former Chairman and CEO, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in frequent contact with the Bank and we continue to seek an amicable resolution of the matter.

NOTE 7. STOCK-BASED COMPENSATION

On April 10, 2003, the Company adopted its 2002 Amended and Restated Stock Plan. The purpose of the 2002 Plan is to enable the Company to attract, retain and motivate key employees, officers, directors, consultants, independent contractors and advisors by allowing them to share in the Company's growth through ownership of our securities. Stock options granted under the 2002 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. As of June 30, 2006, there are currently 6,500,000 shares reserved for the stock options granted to our officers on January 31, 2006. The Company granted 6,500,000 stock options all of which were issued in connection with employment agreements with our Chief Executive Officer and Chief Financial Officer. These shares vest based on certain milestones as noted in their Employment Agreements. At June 30, 2006, 1,000,000 have vested and 5,500,000 remain unvested. In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, at the beginning of the second quarter of fiscal 2006.

On August 25, 2005, our Board of Directors approved and adopted the US Global Nanospace, Inc. 2005 Stock Plan (the "2005 Plan"). Pursuant to the 2005 Plan, we may issue up to 25,000,000 shares of our common stock (the "Plan Shares") to employees, officers, directors, consultants, independent contractors and advisors who provide services to us that do not relate to capital raising or stock support activities. Awards under the 2005 Plan may be in the form of stock options, stock awards subject to payment of consideration, or stock bonuses, and may be subject to vesting conditions. Incentive stock options ("ISOs") may be granted to employees only. The Board of Directors administers and interprets the 2005 Plan in the absence of a committee of the Board formed for such purpose. The term of the 2005 Plan is 10 years. As of March 31, 2006, no options, warrants or rights were granted under the US Global Nanospace, Inc. 2005 Stock Plan, however, we have awarded 19,850,000 shares of common stock to our former Chief Financial Officer and various consultants in exchange for services rendered to us. Therefore, as of June 30, 2006 there was available for future issuance under the US Global Nanospace, Inc. 2005 Stock Plan 5,150,000 shares of common stock.

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

We previously entered into a license agreement with TIAX, LLC on an exclusive basis for technology related to a decontamination system we hoped would be usable for our All-Clear(TM) product. By letter dated May 27, 2005, TIAX LLC notified us that TIAX believed that we were in default under the Patent and Technology License Agreement dated July 24, 2003 (the "Agreement"), as amended, between TIAX and us for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, we responded to TIAX stating that we disagreed with TIAX's assessment of the amounts due TIAX under this agreement. We also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by us and Kidde, and that we did not believe that this new product was subject to our agreement with TIAX. We had made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by us from Kidde. On July 19, 2005, TIAX rejected our counter-proposal to modify the payment terms of the Agreement and notified us that TIAX would exercise its right to terminate the agreement unless the Company paid $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has reflected as accounts payable in its financial statements as of June 30, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, we took the position that the Agreement had already terminated as of June 28, 2005. While collaborating on development of the All-Clear(TM) product, we and Kidde discovered that the formulation developed by TIAX did not meet the requirements for a commercial product. Accordingly, we and Kidde developed an alternative formulation that is more effective against chemical and biological pathogens than the TIAX formulation, and that, in addition, is non-toxic and non-corrosive. We terminated our license agreement with TIAX because we are not using the TIAX licensed technology. On January 2, 2006, we learned that TIAX LLC filed a complaint for breach of contract in Middlesex Superior Court in Massachusetts (the "Court"). The complaint seeks payment of $226,344 that TIAX alleges remains payable by us under the Agreement. Our position is that the Agreement terminated on June 28, 2005, and that TIAX's claims are without merit. On February 6, 2005, we filed an answer to the complaint and a counterclaim against TIAX for fraudulent misrepresentation and breach of covenant of good faith and fair dealing. On June 30, 2006, the Court granted TIAX's motion for dismissal of our counterclaim for breach of the covenant of good faith and fair dealing, but upheld our counterclaim of fraudulent misrepresentation which stands pending trial. We received a request from TIAX to meet and discuss a settlement to preclude the costs of trial. We are working towards a negotiated settlement of this matter.

On August 9, 2006 we learned that Western Security Bank (the "Bank"), an Arizona corporation, filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $710,114 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, which amount is alleged to have totaled $880,708 on that date, plus $375 per day from July 8, 2006 until paid and attorney's fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid. The suit also names John D. Robinson, our former officer and director, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in frequent contact with the Bank and we continue to seek an amicable resolution of the matter.

Other

On January 11, 2006, we learned that Everest International, Inc. ("Everest"), the owner of our business facility in Arlington, Texas, filed a suit against us for breach of the Gross Lease Agreement dated April 28, 2003 (the "Lease") between West Harris Property, Inc. and us. The suit sought damages for unpaid rent and late fees totaling $52,900. Additionally, the suit sought payment of the rent specified in the Lease for the remainder of the Lease term, reduced to present worth, beginning from January 1, 2005 through the end of the lease term on May 31, 2006, plus interest, attorneys' fees and costs. The monthly rent due under the lease was $11,000. Since Everest filed the suit, Everest had received $12,500 against the balance owed. Everest was also in possession of an $11,000 security deposit paid by us upon execution of the Lease, which Everest had applied to any charges in default. The suit also named Julie Seaman, one of our directors, as a defendant in her capacity as a personal guarantor of the Lease. On June 15, 2006 we and Ms. Seaman, entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Everest. The Settlement Agreement was modified on June 21, 2006. Pursuant to the Modified Settlement Agreement, we agreed to convey certain tangible assets located in the Arlington facility to Everest by June 21, 2006, and we (i) agreed to issue to Everest 893,617 unregistered shares of common stock within 10 calendar days of June 21, 2006, (ii) agreed to pay Everest $10,000 in cash by June 21, 2006, (iii) forfeited all claims to the $11,000 security deposit, and (iv) agreed to tender to Everest a cash payment of $32,000 at 10% per year via monthly installments of $1,464.43 commencing on October 1, 2006 with no prepayment penalty, all in consideration of a full release and dismissal of the lawsuit previously filed by Everest. Also, in connection with the settlement, the Company entered into an agreement with USDR, Inc., a company which the former Chairman of the Company controls, to purchase certain assets located at the business facility for 731,707 shares of restricted common stock. These assets have been conveyed to Everest as part of the settlement above. As of June 30, 2006, issuance of the shares to USDR, Inc. is pending. As all requirements of the Settlement Agreement have been met, the action has been dismissed without prejudice.

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

OVERVIEW

US Global Nanospace, Inc. is a development stage company that specializes in identifying, developing, and commercializing products the core technologies of which relate to wide area perimeter security or are nanoscience derived. Our products include our MAPSANDS(TM) technology, an integrated system to protect against the breach of protected property boundaries, and All-Clear(TM), a biological and chemical decontaminant. Other products include optimized polymer and organic materials and nanofibers, advanced filtration systems for air, water, and cigarettes, and blast mitigation and fire protection materials. We are currently focusing our efforts on securing global partners and marketing the products that we have developed for defense, security, and health and safety applications. Our target customers for these systems, materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, plus domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulations.

Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $24,782,171 since inception through June 30, 2006. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, and as amended by SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the three months ended June 30, 2006, our revenues were primarily derived from product sales. Revenue for product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed their computation of the royalties due and/or remitted their cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Our revenues from operations for the three months ended June 30, 2006 were $98,384 as compared to revenues of $93,577 for the three months ended June 30, 2005. The revenue increase was related primarily to the timing of radome orders. We continue to offer these products on a limited basis as we focus on developing and marketing the MAPSANDS(TM) system along with other licensing and marketing efforts.

Our cost of revenues from operations for the three months ended June 30, 2006 was $25,659 as compared to cost of revenues of $37,552 for the three months ended June 30, 2005. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, and other indirect manufacturing costs. This decrease is attributable primarily to an indirect charge in the prior period.

During the three months ended June 30, 2006, we spent $512,432 on research and development as compared to $175,021 for research and development during the three months ended June 30, 2005. The increase is primarily attributable to the focus on continued development of MAPSANDS(TM) and preparations for the MAPSANDS(TM) system demonstration in the Middle East. We continue to pay our consultants with our common stock in order to conserve cash. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the three months ended June 30, 2006, we incurred $679,638 in expenses related to general and administrative as compared to $497,414 during the three months ended June 30, 2005. The increase is primarily attributable to additional marketing expense for MAPSANDS(TM). During the three months ended June 30, 2006, we paid our consultants with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

We had an operating loss of $1,119,345 for the three months ended June 30, 2006, as opposed to an operating loss of $616,410 for the three months ended June 30, 2005. We had a net loss of $1,154,558 for the three months ended June 30, 2006, as compared to a net loss of $635,534 for the three months ended June 30, 2005. The increase in the operating loss and net loss is primarily attributable to the increase in research and development and marketing expenses related to
MAPSANDS(TM) and non-cash general and administrative expenses for deferred compensation and services.

Other income (expense) for the three months ended June 30, 2006 was $35,213 compared to $19,124 for the three months ended June 30, 2005 due primarily to higher interest expense for our bank loan.

During the next 12 months we expect to continue upgrading our current products and developing new products and methods of using our existing products.
Autonomous wide area security systems and nanotechnology reflect novel and unproven business models, and will ultimately depend on demand for such products and cost-effectiveness of manufacturing. We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 we had cash on hand of $58,159. Since our inception, we have incurred significant losses, and as of June 30, 2006 we had an accumulated deficit of $24,782,171. Due to the nature of our business, we incur sizeable research and development and general and administrative expenses and we expect these expenses to continue in the future. We have not achieved profitability and anticipate that we will continue to incur a net loss until we generate substantial revenues from our products which, to date, we have been unable to do.

From inception through the three months ended June 30, 2006, we have funded our operations through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and $1,295,391 of revenues and other income. Our primary source of cash during the three months ended June 30, 2006 was collection of accounts receivable totaling $122,763. As of June 30, 2006, we had outstanding balances under loan agreements of $985,276. This amount is comprised of $710,114 of principal and accrued interest and fees of $123,514, under a loan agreement with a bank, $130,501 under a loan agreement with USDR, Inc. and $21,147 under a loan agreement with an existing shareholder. The bank loan is secured by our assets and personally guaranteed by our former Chairman and Chief Executive Officer, and matures in May 2008. We have no borrowing capacity under this bank loan and the bank has notified us of its determination that we are currently in default of our payment obligation. At June 30, 2006, we also owed USDR Aerospace, Ltd., an entity controlled by our former Chairman and Chief Executive Officer, royalties in the amount of $42,551 for intellectual property licensed to us.

We are severely hampered by a shortage of cash. In order to conserve cash, our officers have deferred their salaries, and during the three months ended June 30, 2006, our officers accepted shares of our common stock in lieu of cash. Our officers will continue to be paid with our common stock until we reach certain milestones, the achievement of which will allow us to pay them in cash. We also do not manufacture or distribute our products on a commercial scale. Under the Kidde agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear(TM) product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of our products. However, because we cannot predict if, or when, our products such as MAPSANDS(TM) and All-Clear(TM) will generate revenues that will be sufficient to sustain our operations, we may pursue equity or debt financing. In order to generate significant investor interest, we believe that we must resolve the issues relating to the Wells Notice, which we are actively attempting to do. We also intend to continue trying to find strategic partners to assist us with the marketing of MAPSANDS(TM), which should produce substantial revenues. However, MAPSANDS(TM) is a new technology that approaches perimeter security in an innovative way. As such, it may not be immediately adopted over other, more traditional ways of maintaining security. We cannot be certain that we will be successful in obtaining financing. If we cannot obtain financing when and as we need it, we may be unable to maintain our operations.

Net cash provided by operating activities for the three months ended June 30, 2006 was $36,903 as compared net cash used in operations of $207,833 in the three months ended June 30, 2005. The primary uses of cash for the three months ended June 30, 2006 consisted of general operating costs and product research and development expenses. We do not see this trend continuing as the primary reason for the net cash provided by operating activities is an increase in accrued salaries and expenses.

During the three months ended June 30, 2006, in order to conserve cash, we issued our common stock to satisfy accounts payable totaling $198,375 and services and wages totaling $850,469.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

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

Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the fiscal three months ended June 30, 2006 we had a net loss of $1,154,558. Our accumulated deficit since inception through June 30, 2006 was $24,782,171.

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

We have been sued by Western Security Bank for failure to pay a loan. The bank is seeking a judgment in the amount of $880,708 in principal, accrued interest and late charges plus daily interest and attorney's fees. If the bank is able to recover a judgment against us, and we are not able to work out a realistic payment schedule, the bank may exercise its rights to enforce its judgment. This could result in the bank taking possession of our property, including our intellectual property. If that were to happen, we could be required to severely curtail, or even to cease, our operations.

                     PART 1 - ITEM 3 CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended June 30, 2006. The conclusion of management is that, due to our lack of cash, we are unable to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. For example, until recently, we did not have the funds to have our financial statements audited. As a result, our audit was not completed until immediately prior to the date that our Annual Report on Form 10-KSB was filed. Our lack of capital has also left us without sufficient staff to assist our officers. While management is aware of the information that is to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, our officers may be unable to review and report it on a timely basis. Until our cash situation improves, we will not be able to make significant changes to improve our internal controls and procedures. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 9, 2006 we learned that Western Security Bank (the "Bank") filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $710,114 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, which amount is alleged to have totaled $880,708 on that date, plus $375 per day from July 8, 2006 until paid and attorney's fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid.

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

                            US GLOBAL NANOSPACE, INC.

                                      By: /s/ Carl Gruenler
                                          --------------------------------------
         Date:  September 21, 2006        Carl Gruenler, Chief Executive Officer


                                      By: /s/ Kevin Cronin
                                          --------------------------------------
         Date:  September 21, 2006        Kevin Cronin, Chief Financial Officer

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

   3.1.2           First  Amendment  to  Amended  and  Restated  Certificate  of
                   Incorporation (2)

   3.1.3           Second  Amendment  to  Amended  and  Restated  Certificate of
                   Incorporation (2)

   3.2             Bylaws (3)

   31.1            Certification by Chief Executive Officer*

   31.2            Certification by Chief Financial Officer*

   32              Certification pursuant to 18 U.S.C. Section 1350*

----------
*Filed herewith.

(1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on May 30, 2002.

(2) Incorporated by reference from a Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(3) Incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 12, 1995.