Form 10QSB
period 2006-09-30
US GLOBAL NANOSPACE  INC
filed 2006-11-20
CIK 1001111

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006 the issuer had 196,740,338 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

US GLOBAL NANOSPACE, INC.

INDEX

PAGE
NUMBER
PART I

Item 1 - Financial Statements

Balance Sheets as of September 30, 2006 (unaudited)
and March 31, 2006	3

Statements of Operations - Three and Six Months Ended
September 30, 2005 and 2006 and
since inception (March 20, 2002)
through September 30, 2006 (unaudited)	4

Statement of Stockholders' Deficit -
Six Months Ended September 30, 2006
(unaudited)	5

Statements of Cash Flows - Six Months Ended
September 30, 2005 and 2006 and
since inception (March 20, 2002)
through September 30, 2006 (unaudited)	6

Notes to the Financial Statements	7 - 10

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	11 - 15

Item 3 - Controls and Procedures	16

PART II

Item 1 - Legal Proceedings	16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3 - Defaults Upon Senior Securities	16

Item 4 - Submission of Matters to a Vote of Security Holders	16

Item 5 - Other Information	17

Item 6 - Exhibits	17

Signature Page	18

PART I - ITEM 1 FINANCIAL STATEMENTS

US GLOBAL NANOSPACE, INC.
(A development stage company)
BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$9,095	$21,256
Accounts receivable	22,518	51,379
Other receivables	45,284	75,130
Prepaid expenses	989	1,489
Inventory	—	4,134

Total current assets	77,886	153,388

Total assets	$77,886	$153,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of bank note payable	$710,114	$710,114
Accounts payable	707,051	672,122
Accrued salaries and expenses	2,121,788	1,451,730
Accrued interest	108,776	38,086
Related party payable	43,339	39,108
Loans payable	135,560	141,560

Total current liabilities	3,826,628	3,052,720

COMMITMENTS & CONTINGENCIES	65,963	65,963

STOCKHOLDERS' DEFICIT
Preferred stock authorized, 10,000,000 shares $0.01 par value,
none issued or outstanding	—	—
Common stock authorized, 300,000,000 shares $0.001 par value,
193,917,838 and 176,487,425 issued and outstanding, respectively	193,918	176,487
Additional paid-in capital	21,702,099	20,874,108
Deferred compensation and services	(1,777)	(388,277)
Deficit accumulated during the development stage	(25,708,945)	(23,627,613)

Total stockholders' deficit	(3,814,705)	(2,965,295)

Total liabilities and stockholders' deficit	$77,886	$153,388

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005	Cumulative results of operations from March 20, 2002 (date of inception) through September 30, 2006

REVENUES	$22,518	$21,619	$120,902	$115,196	$1,237,421
COST OF REVENUES	5,357	4,758	31,016	42,310	525,290

Gross Profit	17,161	16,861	89,886	72,886	712,131

OPERATING EXPENSES

Research and development	171,990	332,316	684,422	507,337	5,682,745

General and administrative	735,835	1,698,962	1,415,473	2,196,376	20,707,909

Total operating expenses	907,825	2,031,278	2,099,895	2,703,713	26,390,654

Operating loss	(890,664)	(2,014,417)	(2,010,009)	(2,630,827)	(25,678,523)

OTHER INCOME (EXPENSE)
Debt restructure	—	—	—	—	918,573
Other income	—	5,028	—	12,528	80,488
Interest expense	(36,110)	(22,828)	(71,323)	(49,452)	(1,029,483)

Total other income (expense)	(36,110)	(17,800)	(71,323)	(36,924)	(30,422)

NET LOSS	$(926,774)	$(2,032,217)	$(2,081,332)	$(2,667,751)	$(25,708,945)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Basic and diluted weighted average
number of common shares	193,906,968	124,887,226	190,030,450	118,255,506

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Six Months Ended September 30, 2006
(Unaudited)

					Accumulated
			Additional	Deferred	Development	Total
	Common Stock		Paid-in	Compensation	Stage	Stockholders'
	Shares	Amount	Capital	and Services	Deficit	Deficit
Balance at April 1, 2006	176,487,425	176,487	20,874,108	(388,277)	(23,627,613)	(2,965,295)

Issuance of common stock on April 6, 2006 in consideration for accounts
payable at $.045 per share	1,154,539	1,155	50,799			51,954

Issuance of common stock on April 10, 2006 in consideration for services at
$0.041 per share	714,286	714	28,572			29,286

Issuance of common stock on April 10, 2006 in consideration for services at
$0.041 per share	2,704,574	2,705	108,145			110,850

Issuance of common stock on April 12, 2006 in consideration for services at
$0.041 per share	365,854	366	14,634			15,000

Issuance of common stock on May 4, 2006 in consideration for services at
$0.063 per share	1,111,111	1,111	68,889			70,000

Issuance of common stock on May 4, 2006 in consideration for services at
$0.063 per share	1,190,476	1,190	73,810			75,000

Issuance of common stock on May 4, 2006 in consideration for services at
$0.049 per share	1,546,392	1,546	73,454			75,000

Issuance of common stock on May 16, 2006 in consideration for accounts
payable at $0.05 per share	2,337,879	2,338	114,556			116,894

Issuance of common stock on May 19, 2006 in consideration for services at
$0.046 per share	412,343	412	18,556			18,968

Issuance of common stock on May 23, 2006 in consideration for accounts payable
at $0.048 per share	621,630	622	28,905			29,527

Issuance of common stock on May 24,
2006 in consideration for services at $0.062 per share	1,209,678	1,210	73,790			75,000

Issuance of common stock on June 6,
2006 in consideration for wages at $0.047 per share	443,263	443	20,390			20,833

Issuance of common stock on June 16,
2006 in consideration for services at $0.045 per share	2,474,771	2,475	108,890			111,365

Issuance of common stock on July 1,
2006 in consideration for lease settlement at $0.04 per share	893,617	894	34,851			35,745

Issuance of common stock on July 5,
2006 in consideration for services at $0.04 per share	250,000	250	9,750			10,000

Amortization of deferred compensation
and services				386,500		386,500

Net loss for the period					(2,081,332)	(2,081,332)

Balance at September 30, 2006	193,917,838	$193,918	$21,702,099	$(1,777) $	(25,708,945)	$(3,814,705)

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended September 30, 2006	Six months ended September 30, 2005	Cumulative results of operations from March 20, 2002 (date of inception) through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,081,332)	$(2,667,751)	$(25,708,945)
Adjustments to reconcile net loss to net
cash used in operating activities
Common stock issued for services and wages	997,802	1,812,518	16,421,738
Forgiveness of loans and accounts payable	—	—	(918,573)
Changes in operating assets and liabilities:
Accounts receivable	28,861	92,277	(22,518)
Other receivables	29,846	(252,088)	(45,284)
Prepaid expenses	500	(25,800)	(989)
Inventory	4,134	(60,840)	—
Deposits	—	—	—
Accounts payable	233,304	270,295	3,113,578
Accrued salaries, compensation and expenses	705,803	670,199	2,166,847
Accrued interest	70,690	2,405	520,775
Related party payable	4,231	3,842	344,059
Commitments and contingencies	—	—	65,963

Net cash used in operating activities	(6,161)	(154,943)	(4,063,349)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in conjunction with share
exchange agreement	—	—	2,946

Net cash provided by investing activities	—	—	2,946

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank note payable	—	—	1,650,000
Payments on bank note payable	—	(95,654)	(939,886)
Proceeds from loans payable	—	235,700	3,241,818
Payments on loans payable	(6,000)	(17,062)	(37,434)
Proceeds from issuance of common stock	—	—	155,000

Net cash provided by (used in) financing activities	(6,000)	122,984	4,069,498

Net increase (decrease) in cash	(12,161)	(31,959)	9,095

Cash at beginning of period	21,256	53,547	—

Cash at end of period	$9,095	$21,588	$9,095

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for:
Interest	$—	$13,557	$461,992
Income Taxes	$—	$—	$13,288
Accounts payable acquired in conjunction with share exchange agreement	$—	$—	$(2,500)
Common stock issued in exchange for accounts payable	$198,375	$346,398	$2,408,147
Common stock issued in exchange for loans payable and accrued interest	$—	$303,021	$2,863,851
Common stock issued in exchange for former officer Bank loan and lease guarantees	$—	$—	$9,314
Common stock issued in exchange for lease settlement	$35,745	$—	$35,745

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS and SIGNIFICANT ACCOUNTING POLICIES

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

We generated operating revenues in the amount of $22,518 for the quarter ended September 30, 2006, primarily from the sales of radomes. We do not manufacture or distribute our products on a commercial scale. We are in the process of negotiating licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of our products.

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

To date, we have funded our operations from inception through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and $1,317,909 of revenues and other income. Furthermore, in an effort to conserve cash, our officers have deferred their salaries or have accepted shares of our common stock in lieu of cash for their compensation. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

NOTE 3. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. On December 8, 2005, our Board of Directors ratified an Amendment to Intellectual Property Assignment and Royalty Agreement dated November 28, 2005 (the “Amendment”), which amends the Intellectual Property Assignment and Royalty Agreement dated as of May 14, 2002 (the “Royalty Agreement”), between USDR Aerospace, Ltd. The purpose of the Amendment is to clarify the original intent of the parties to the Royalty Agreement, which is that the term “sales” as used in the Royalty Agreement shall include all net revenues received by us from any and all sales and/or licensing of our products and/or services, subject to and in accordance with the terms and conditions of the Royalty Agreement. As of September 30, 2006, the Company has incurred a total of $43,339 in royalties associated with this agreement.

NOTE 4. RELATED PARTY PAYABLE

The former Chairman of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 3, under which we owe Aerospace $43,339 in royalties as of September 30, 2006.

On December 8, 2005 the Company entered into an agreement with the former Chairman of the Company to compensate him in consideration of his continuing loan guaranty of the bank note payable. The bank note payable is described in Note 6. The fair amount of equity based compensation was deemed to be $174,953 to be earned in equal increments over the course of 30 months. As of September 30, 2006, we owe the former Chairman equity based compensation of $52,486.

NOTE 5. LOANS PAYABLE

The former Chairman of the Company also controls USDR, Inc. ("USDR"). On May 13, 2005, the Company entered into a loan agreement with USDR for amounts up to $350,000. The loan bears interest at 10% per annum and matured on March 31, 2006. As of September 30, 2006, the Company owed USDR $127,666, including accrued interest under this loan agreement. Extension of terms is subject to further negotiation. On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $21,945 including accrued interest, as of September 30, 2006. Extension of terms is subject to negotiation.

NOTE 6. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The interest rate has increased to 18% per annum due to non-payment. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The bank is a subsidiary of a holding company, Western Security Holding Co. Ltd., which is a shareholder of the Company. The loan is secured by the assets of the Company and guaranteed by the Company's former Chairman and CEO ( See Note 4). As of September 30, 2006, the Company had an outstanding principal balance of $710,114 and accrued interest and fees totaled $155,600. On August 9, 2006 we learned that Western Security Bank (the “Bank”), an Arizona corporation, filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $880,708 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, plus $375 per day from July 8, 2006 until paid plus attorney’s fees. The suit also names John D. Robinson, our former Chairman and CEO, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in contact with the Bank and we continue to seek an amicable resolution of the matter.

NOTE 7. STOCK-BASED COMPENSATION

On April 10, 2003, the Company adopted its 2002 Amended and Restated Stock Plan. The purpose of the 2002 Plan is to enable the Company to attract, retain and motivate key employees, officers, directors, consultants, independent contractors and advisors by allowing them to share in the Company’s growth through ownership of our securities. Stock options granted under the 2002 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. As of September 30, 2006, there are currently 6,500,000 shares reserved for the stock options granted to our officers on January 31, 2006. The Company granted 6,500,000 stock options all of which were issued in connection with employment agreements with our Chief Executive Officer and Chief Financial Officer. These shares vest based on certain milestones as noted in their Employment Agreements. At September 30, 2006, 1,000,000 have vested and 5,500,000 remain unvested. In December 2004, the FASB issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, at the beginning of the second quarter of fiscal 2006.

On August 25, 2005, our Board of Directors approved and adopted the US Global Nanospace, Inc. 2005 Stock Plan (the “2005 Plan”). Pursuant to the 2005 Plan, we may issue up to 25,000,000 shares of our common stock (the “Plan Shares”) to employees, officers, directors, consultants, independent contractors and advisors who provide services to us that do not relate to capital raising or stock support activities. Awards under the 2005 Plan may be in the form of stock options, stock awards subject to payment of consideration, or stock bonuses, and may be subject to vesting conditions. Incentive stock options (“ISOs”) may be granted to employees only. The Board of Directors administers and interprets the 2005 Plan in the absence of a committee of the Board formed for such purpose. The term of the 2005 Plan is 10 years. As of September 30, 2006, no options, warrants or rights were granted under the US Global Nanospace, Inc. 2005 Stock Plan, however, we have awarded 19,850,000 shares of common stock to our former Chief Financial Officer and various consultants in exchange for services rendered to us. Therefore, as of September 30, 2006 there was available for future issuance under the US Global Nanospace, Inc. 2005 Stock Plan 5,150,000 shares of common stock.

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

We previously entered into a license agreement with TIAX, LLC on an exclusive basis for technology related to a decontamination system we hoped would be usable for our All-Clear™ product. By letter dated May 27, 2005, TIAX LLC notified us that TIAX believed that we were in default under the Patent and Technology License Agreement dated July 24, 2003 (the “Agreement”), as amended, between TIAX and us for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, we responded to TIAX stating that we disagreed with TIAX’s assessment of the amounts due TIAX under this agreement. We also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by us and Kidde, and that we did not believe that this new product was subject to our agreement with TIAX. We had made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by us from Kidde. On July 19, 2005, TIAX rejected our counter-proposal to modify the payment terms of the Agreement and notified us that TIAX would exercise its right to terminate the agreement unless the Company paid $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has reflected as accounts payable in its financial statements as of June 30, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, we took the position that the Agreement had already terminated as of June 28, 2005. While collaborating on development of the All-Clear™ product, we and Kidde discovered that the formulation developed by TIAX did not meet the requirements for a commercial product. Accordingly, we and Kidde developed an alternative formulation that is more effective against chemical and biological pathogens than the TIAX formulation, and that, in addition, is non-toxic and non-corrosive. We terminated our license agreement with TIAX because we are not using the TIAX licensed technology. On January 2, 2006, we learned that TIAX LLC filed a complaint for breach of contract in Middlesex Superior Court in Massachusetts (the “Court”).  The complaint seeks payment of $226,344 that TIAX alleges remains payable by us under the Agreement.  Our position is that the Agreement terminated on June 28, 2005, and that TIAX’s claims are without merit.  On February 6, 2005, we filed an answer to the complaint and a counterclaim against TIAX for fraudulent misrepresentation and breach of covenant of good faith and fair dealing. On June 30, 2006, the Court granted TIAX’s motion for dismissal of our counterclaim for breach of the covenant of good faith and fair dealing, but upheld our counterclaim of fraudulent misrepresentation which stands pending trial. We received a request from TIAX to meet and discuss a settlement to preclude the costs of trial. We are working towards a negotiated settlement of this matter. A settlement proposal is currently being reviewed by the parties.

On August 9, 2006 we learned that Western Security Bank (the “Bank”), an Arizona corporation, filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $710,114 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, which amount is alleged to have totaled $880,708 on that date, plus $374.78 per day from July 8, 2006 until paid and attorney’s fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid. The suit also names John D. Robinson, our former officer and director, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in contact with the Bank and we continue to seek an amicable resolution of the matter.

On November 2, 2006 we received a letter via facsimile from Kidde Fire Fighting, Inc. (“Kidde”) alerting us to the fact that there may be a dispute relating to the worldwide licensing of All-Clear™ which may result in a disruption or renegotiation of royalties, revenues and ongoing contracts. Our legal counsel has reviewed the aforementioned letter and has responded to Kidde.

Other

On January 11, 2006, we learned that Everest International, Inc. (“Everest”), the owner of our business facility in Arlington, Texas, filed a suit against us for breach of the Gross Lease Agreement dated April 28, 2003 (the “Lease”) between West Harris Property, Inc. and us. The suit sought damages for unpaid rent and late fees totaling $52,900. Additionally, the suit sought payment of the rent specified in the Lease for the remainder of the Lease term, reduced to present worth, beginning from January 1, 2005 through the end of the lease term on May 31, 2006, plus interest, attorneys’ fees and costs. The monthly rent due under the lease was $11,000. Since Everest filed the suit, Everest had received $12,500 against the balance owed. Everest was also in possession of an $11,000 security deposit paid by us upon execution of the Lease, which Everest had applied to any charges in default. The suit also named Julie Seaman, one of our directors, as a defendant in her capacity as a personal guarantor of the Lease. On June 15, 2006 we and Ms. Seaman, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Everest. The Settlement Agreement was modified on June 21, 2006. Pursuant to the Modified Settlement Agreement, we agreed to convey certain tangible assets located in the Arlington facility to Everest by June 21, 2006, and we (i) agreed to issue to Everest 893,617 unregistered shares of common stock within 10 calendar days of June 21, 2006, (ii) agreed to pay Everest $10,000 in cash by June 21, 2006, (iii) forfeited all claims to the $11,000 security deposit, and (iv) agreed to tender to Everest a cash payment of $32,000 at 10% per year via monthly installments of $1,464.43 commencing on October 1, 2006 with no prepayment penalty, all in consideration of a full release and dismissal of the lawsuit previously filed by Everest. Also, in connection with the settlement, the Company entered into an agreement with USDR, Inc., a company which the former Chairman of the Company controls, to purchase certain assets located at the business facility for 731,707 shares of restricted common stock. These assets have been conveyed to Everest as part of the settlement above. As of September 30, 2006, these shares have not yet been issued to USDR, Inc. The action was dismissed without prejudice on August 8, 2006.

PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section and other parts of this report on Form 10-QSB by US Global Nanospace, Inc. (the "Company) contain forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

•	our ability to successfully market the products we have developed and to continue to develop products with demonstrated competitive advantages for the defense and health and safety markets;

•	whether or not our products are able to compete successfully with products of other suppliers and whether or not some or all of our products are rendered obsolete by newer products;

•	the implementation of any government regulation that could make it more difficult or more costly to bring our products to market;

•	our ability to obtain financing as and when we need it;

•	and other factors, all of which are difficult to predict and many of which are beyond our control.

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

OVERVIEW

US Global Nanospace, Inc. is a development stage company that specializes in identifying, developing, and commercializing products the core technologies of which relate to wide area perimeter security or are nanoscience derived. Our products include our MAPSANDS™ technology, an integrated system to protect against the breach of protected property boundaries, and All-Clear™, a biological and chemical decontaminant and surface disinfectant. Other products include optimized polymer and organic materials and nanofibers, advanced filtration systems for air, water, and cigarettes, and blast mitigation and fire protection materials. We are currently focusing our efforts on securing global partners and marketing the products that we have developed for defense, security, and health and safety applications. Our target customers for these systems, materials, formulas, and processes include agencies or organizations under the direct control of the federal government of the United States, plus domestic and foreign businesses and foreign government agencies or organizations, to the extent permitted by applicable law or regulations.

Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $25,708,945 since inception through September 30, 2006. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

RECENT DEVELOPMENTS

On November 2, 2006, we received confirmation and documentation from Kidde Fire Fighting, Inc. (“Kidde”) that All-Clear™ has been conditionally registered by the U.S. Environmental Protection Agency, Office of Pesticides Programs Antimicrobials Division (“EPA”), under registration number 82932-1. This registration will allow Kidde to market this product in the U.S. On the same day, we received a letter via facsimile from Kidde alerting us to the fact that there may be a dispute relating to the worldwide licensing of All-Clear™ which may result in a disruption or renegotiation of royalties, revenues and ongoing contracts.  Our legal counsel has reviewed the aforementioned letter and has responded to Kidde.

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

Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the quarter ended September 30, 2006, our revenues were primarily derived from product sales. Revenue for product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed its computation of the royalties due and/or remitted its cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

Stock-based compensation. We compensate employees, officers, consultants, independent contractors and certain advisers with our common stock. Such compensation is measured based upon the fair value of the common stock issued in exchange for goods and services.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE QUARTER ENDED SEPTEMEBR 30, 2005

Our revenues from operations for the quarter ended September 30, 2006 were $22,518 as compared to revenues of $21,619 for the quarter ended September 30, 2005. During the three months ended September 30, 2006, our revenues were primarily derived from the sales of our radomes. We anticipate our revenues will fluctuate until we receive steady income from the licensing and sales of our products.

Our cost of revenues from operations for the quarter ended September 30, 2006 was $5,357 as compared to cost of revenues of $4,758 from the quarter ended September 30, 2005. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs.

During the quarter ended September 30, 2006, we spent $171,990 on research and development as compared to $332,316 for research and development during the quarter ended September 30, 2005. This decrease is primarily due to less stock based compensation in the current period than in the prior period. We paid our consultants with our common stock in order to conserve cash. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the quarter ended September 30, 2006, we incurred $735,835 in expenses related to general and administrative costs as compared to $1,689,962 related to general and administrative costs during the quarter ended September 30, 2005. This decrease is primarily due to less stock based compensation in the current period than in the prior period. In the prior quarter ended September 30, 2005 we issued our restricted common stock to recipients as bonuses. We paid our consultants and our employees with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

We had an operating loss of $890,664 for the quarter ended September 30, 2006, as opposed to an operating loss of $2,014,417 for the quarter ended September 30, 2005. We had a net loss of $926,774 for the quarter ended September 30, 2006, as compared to a net loss of $2,032,217 for the quarter ended September 30, 2005. The decrease in the operating loss and net loss is primarily due to less stock based compensation in the current period than in the prior period and also working capital efficiencies realized in the current period.

Other income (expense) for the quarter ended September 30, 2006 was $36,110 as compared to $17,800 for the quarter ended September 30, 2005. The increase is primarily attributable to higher interest rates on our bank loan.

SIX MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005

Our revenues from operations for the six months ended September 30, 2006 were $120,902 as compared to revenues of $115,196 for the six months ended September 30, 2005. During the six months ended September 30, 2006, our revenues were primarily derived from the sales of our radomes. We anticipate our revenues will fluctuate until we receive steady income from the licensing and sales of our products.

Our cost of revenues from operations for the six months ended September 30, 2006 was $31,016 as compared to cost of revenues of $42,310 from the six months ended September 30, 2005. The decrease in cost of revenues was primarily due to an indirect charge in the prior period. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs.

During the six months ended September 30, 2006, we spent $684,422 on research and development as compared to $507, 337 for research and development during the six months ended September 30, 2005. This increase is primarily due to the amortization of deferred stock compensation and services over vesting periods during the six months ended September 30, 2006. We paid our consultants with our common stock in order to conserve cash. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the six months ended September 30, 2006, we incurred $1,415,473 in expenses related to general and administrative costs as compared to $2,196,376 related to general and administrative costs during the six months ended September 30, 2005. This decrease is primarily due to less overall stock based compensation in the current period than in the prior period and operating efficiencies gained during the current period. In the six month period ended September 30, 2005 we issued our restricted common stock to recipients as bonuses. We paid our consultants and our employees with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

We had an operating loss of $2,010,009 for the six months ended September 30, 2006, as opposed to an operating loss of $2,630,827 for the six months ended September 30, 2005. We had a net loss of $2,081,332 for the six months ended September 30, 2006, as compared to a net loss of $2,667,751 for the six months ended September 30, 2005. The decrease in the operating loss and net loss is primarily due to less stock based compensation in the current period than in the prior period and also working capital efficiencies realized in the current period.

Other income (expense) for the six months ended September 30, 2006 was $71,323 as compared to $36,924 for the six months ended September 30, 2005. The increase is primarily attributable to higher interest rates on our bank loan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 we had cash on hand of $9,095. Since our inception, we have incurred significant losses, and as of September 30, 2006 we had an accumulated deficit of $25,708,905. Due to the nature of our business, we incur sizeable research and development and general and administrative expenses and we expect these expenses to continue in the future. We have not achieved profitability and anticipate that we will continue to incur losses until we generate substantial revenues from our products which, to date, we have been unable to do.

From inception through the quarter ended September 30, 2006, we have funded our operations through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and $1,317,909 of revenues and other income. Our primary source of cash during the quarter ended September 30, 2006 was collection of accounts receivable totaling $27,000. As of September 30, 2006, we had outstanding balances under loan agreements of $985,276. This amount is comprised of $710,114 of principal and accrued interest and fees of $155,600 under a loan agreement with a bank, $127,666 under a loan agreement with USDR, Inc. and $21,945 under a loan agreement with an existing shareholder. The bank loan is secured by our assets and personally guaranteed by our former Chairman and Chief Executive Officer, and matures in May 2008. We have no borrowing capacity under this bank loan and the bank has notified us of its determination that we are currently in default of our payment obligation. At September 30, 2006, we also owed USDR Aerospace, Ltd., an entity controlled by our former Chairman and Chief Executive Officer, royalties in the amount of $43,339 for intellectual property licensed to us.

We are severely hampered by a shortage of cash. In order to conserve cash, our officers have deferred their salaries, and during the quarter ended September 30, 2006, our officers accepted shares of our common stock in lieu of cash. Our officers will continue to be paid with our common stock until we reach certain milestones, the achievement of which will allow us to pay them in cash. We do not manufacture or distribute our products on a commercial scale. Under the Kidde agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear™ product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of our products. However, because we cannot predict if, or when, our products such as MAPSANDS™ and All-Clear™ will generate revenues that will be sufficient to sustain our operations, we may pursue equity or debt financing. We also intend to continue seeking strategic partners to assist us with the marketing of MAPSANDS™, which we expect may produce substantial revenues. However, MAPSANDS™ is a new technology that approaches perimeter security in an innovative way. As such, it may not be immediately adopted over other, more traditional ways of maintaining security. We cannot be certain that we will be successful in obtaining financing. If we cannot obtain financing when and as we need it, we may be unable to maintain our operations.

Net cash used by operating activities for the quarter ended September 30, 2006 was $6,161 as compared to net cash used in operations of $154,943 in the quarter ended September 30, 2005. The primary uses of cash for the quarter ended September 30, 2006 consisted of general operating costs.

Autonomous wide area security and nanotechnology reflect novel and unproven business models, which may or may not be successful and will ultimately depend on demand for our products. Our ability to grow and sustain our business is dependent upon our ability to gain significant acceptance of our products, primarily in the defense, security and health and safety markets. Without significant acceptance in these markets, we will not be able to achieve and sustain profitable operations. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of “Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management has adopted this statement as of July 1, 2005.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

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

Current management acquired control of USGN on May 17, 2002. We are a development stage company and, to date, we have had limited operations. During the fiscal quarter ended September 30, 2006 we had a net loss of $926,774. Our accumulated deficit since inception through September 30, 2006 was $25,708,905.

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

Autonomous wide area security and nanotechnology reflect novel and unproven business models, which may or may not be successful. Whether or not we are successful will ultimately depend on demand for our products. Our ability to grow and sustain our business is dependent upon our ability to gain significant acceptance of our products, primarily in the defense, security and health and safety markets. Without significant acceptance in these markets, we will not be able to achieve and sustain profitable operations. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES INHERENT IN NEW BUSINESSES. OUR FAILURE TO PLAN OR FORECAST ACCURATELY COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR DEVELOPMENT.

We are subject to the risks and uncertainties inherent in new businesses, including the following:

•	We may not have enough money to develop our products and bring them to market;

•	We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our products and bring them to market;

•	Even if we are able to develop our products and bring them to market, we may not earn enough revenue from the sales of our products to cover the costs of operating our business.

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

As disclosed in our Annual Report on Form 10-KSB, we have been sued by Western Security Bank for failure to pay a loan. The bank is seeking a judgment in the amount of $880,708 in principal, accrued interest and late charges plus daily interest and attorney’s fees. If the bank is able to recover a judgment against us, and we are not able to work out a realistic payment schedule, the bank may exercise its rights to enforce its judgment. This could result in the bank taking possession of our property, including our intellectual property. If that were to happen, we could be required to severely curtail, or even to cease, our operations.

PART 1 - ITEM 3 CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended September 30, 2006. The conclusion of our Chief Executive Officer and our Chief Financial Officer is that, due to our lack of cash, we are unable to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. For example, until recently, we did not have the funds to have our financial statements audited. As a result, our audit was not completed until immediately prior to the date that our Annual Report on Form 10-KSB was filed. Our lack of capital has also left us without sufficient staff to assist our officers. While management is aware of the information that is to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, our officers may be unable to review and report it on a timely basis. Until our cash situation improves, we will not be able to make significant changes to improve our internal controls and procedures. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

On January 3, 2005, we first received a Wells Notice from the U.S. Securities and Exchange Commission. The Wells Notice notified us that the SEC staff intended to recommend that the SEC bring a civil action against us and our officers and directors for alleged violations of U.S. securities laws. The SEC’s concerns principally related to certain prior public statements made by us regarding the marketability of our products. On July 20, 2006 we agreed to a settlement with the SEC staff. On September 27, 2006, we announced that the Securities and Exchange Commission (the "Commission") approved a final settlement with us, which resolves the Commission’s investigation of USGN in connection with the Wells Notice. Under the settlement approved by the Commission, we agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of Sections 5(a) and 5(c) of the Securities Act of 1933 [15 U.S.C. § 77e(a) and 77e(c)]. Importantly, this code section deals with the registration of securities, is not part of the Commission’s antifraud provisions and no disgorgement or financial penalties were assessed against USGN.

Dispute with TIAX, LLC. Information regarding this dispute has been included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 6, 2006.

Legal Action filed by Western Security Bank. Information regarding this dispute has been included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 6, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2006 we issued 893,697 shares of restricted common stock to Everest International, Inc. as partial consideration for the settlement of a legal action filed against us relating to a lease of real property. We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as it was issued without any form of general solicitation or general advertising and Everest International, Inc. was represented by legal counsel during the negotiation process.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS
Exhibit No.	Description
2.	Agreement and Plan of Share Exchange between Caring Products International, Inc. and USDR Global Aerospace, Ltd. and the stockholders of US Global Aerospace, Ltd. dated as of May 15, 2002 (1)

3.1.1	Amended and Restated Certificate of Incorporation (2)

3.1.2	First Amendment to Amended and Restated Certificate of Incorporation (2)

3.1.3	Second Amendment to Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

31.1	Certification by Chief Executive Officer*

31.2	Certification by Chief Financial Officer*

32	Certification pursuant to 18 U.S.C. Section 1350*

99.1	Consent of Defendant US Global Nanospace, Inc. (4)

99.2	Unopposed Motion to Enter Agreed Final Judgment (4)

99.3	Agreed Final Judgment as to Defendant US Global Nanospace, Inc. (4)

(1) Incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2002.

(2) Incorporated by reference from a Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(3) Incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 12, 1995.

(4) Incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2006.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US GLOBAL NANOSPACE, INC.

Date: November 20, 2006	By:	/s/ Carl Gruenler
Carl Gruenler, Chief Executive Officer

Date: November 20, 2006	By:	/s/ Kevin Cronin
Kevin Cronin, Chief Financial Officer