Form 10QSB
period 2006-12-31
US GLOBAL NANOSPACE  INC
filed 2007-02-20
CIK 1001111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 29, 2007 the issuer had 218,663,871 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

US GLOBAL NANOSPACE, INC.

INDEX

		PAGE
		NUMBER
PART I

Item 1 -	Financial Statements

	Balance Sheets as of December 31, 2006 (unaudited)
	and March 31, 2006	3

	Statements of Operations - Three and Nine Months Ended
	December 31, 2005 and 2006 and
	since inception (March 20, 2002)
	through December 31, 2006 (unaudited)	4

	Statement of Stockholders' Deficit -
	Nine Months Ended December 31, 2006
	(unaudited)	5

	Statements of Cash Flows - Nine Months Ended
	December 31, 2005 and 2006 and
	since inception (March 20, 2002)
	through December 31, 2006 (unaudited)	6

	Notes to the Financial Statements	7 - 10

Item 2 -	Management's Discussion and Analysis or Plan of Operation	11 - 16

Item 3 -	Controls and Procedures	17

PART II

Item 1 - Legal Proceedings	17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 - Defaults Upon Senior Securities	17

Item 4 - Submission of Matters to a Vote of Security Holders	17

Item 5 - Other Information	17

Item 6 - Exhibits	18

Signature Page

PART I - ITEM 1 FINANCIAL STATEMENTS

US GLOBAL NANOSPACE, INC.
(A development stage company)
BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,646	$21,256
Accounts receivable	20,259	51,379
Other receivables	54,401	75,130
Prepaid expenses	500	1,489
Inventory	—	4,134

Total current assets	92,806	153,388

Total assets	$92,806	$153,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of bank note payable	$710,114	$710,114
Accounts payable	601,527	672,122
Accrued salaries,compensation, and expenses	2,224,117	1,451,730
Accrued interest	146,134	38,086
Related party payable	44,994	39,108
Loans payable	135,560	141,560

Total current liabilities	3,862,446	3,052,720

COMMITMENTS & CONTINGENCIES	65,963	65,963

STOCKHOLDERS' DEFICIT
Preferred stock authorized, 10,000,000 shares $0.01 par value,
none issued or outstanding	—	—
Common stock authorized, 300,000,000 shares $0.001 par value,
218,263,853 and 176,487,425 issued and outstanding, respectively	218,264	176,487
Additional paid-in capital	22,154,569	20,874,108
Deferred compensation and services	(3,787)	(388,277)
Deficit accumulated during the development stage	(26,204,649)	(23,627,613)

Total stockholders' deficit	(3,835,603)	(2,965,295)

Total liabilities and stockholders' deficit	$92,806	$153,388

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Cumulative results of operations from March 20, 2002 (date of inception) through December 31, 2006
REVENUES	$47,259	$22,010	$168,161	$137,206	$1,284,680
COST OF REVENUES	12,745	12,873	43,761	55,183	538,035

Gross Profit	34,514	9,137	124,400	82,023	746,645

OPERATING EXPENSES

Research and development	155,286	479,907	839,708	987,244	5,838,031

General and administrative	331,435	991,476	1,746,908	3,187,852	21,039,344

Total operating expenses	486,721	1,471,383	2,586,616	4,175,096	26,877,375

Operating loss	(452,207)	(1,462,246)	(2,462,216)	(4,093,073)	(26,130,730)

OTHER INCOME (EXPENSE)
Debt restructure	—	—	—	—	918,573
Other income	—	7,508	—	20,036	80,488
Interest expense	(43,497)	(23,413)	(114,820)	(72,865)	(1,072,980)

Total other income (expense)	(43,497)	(15,905)	(114,820)	(52,829)	(73,919)

NET LOSS	$(495,704)	$(1,478,151)	$(2,577,036)	$(4,145,902)	$(26,204,649)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average
number of common shares	201,172,485	155,931,920	193,790,855	130,912,531

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Nine Months Ended December 31, 2006
(Unaudited)

	Common Stock		Additional Paid-in	Deferred Compensation and	Accumulated Development Stage	Total Stockholders'
	Shares	Amount	Capital	Services	Deficit	Deficit

Balance at April 1, 2006	176,487,425	$176,487	$20,874,108	$(388,277)	$(23,627,613)	$(2,965,295)

Issuance of common stock on April 6, 2006 in
consideration for accounts payable at $0.045 per share	1,154,539	1,155	50,799			51,954

Issuance of common stock on April 10, 2006 in
consideration for services at $0.041 per share	3,418,860	3,419	136,717			140,136

Issuance of common stock on April 12, 2006 in
consideration for services at $0.041 per share	365,854	366	14,634			15,000

Issuance of common stock on May 4, 2006 in
consideration for services at $0.063 per share	2,301,587	2,301	142,699			145,000

Issuance of common stock on May 4, 2006 in
consideration for services at $0.049 per share	1,546,392	1,546	73,454			75,000

Issuance of common stock on May 16, 2006 in
consideration for accounts payable at $0.05 per share	2,337,879	2,338	114,556			116,894

Issuance of common stock on May 19, 2006 in
consideration for services at $0.046 per share	412,343	412	18,556			18,968

Issuance of common stock on May 23, 2006 in
consideration for accounts payable at $0.048 per share	621,630	622	28,905			29,527

Issuance of common stock on May 24, 2006 in
consideration for services at $0.062 per share	1,209,678	1,210	73,790			75,000

Issuance of common stock on June 6, 2006 in
consideration for wages at $0.047 per share	443,263	443	20,390			20,833

Issuance of common stock on June 16, 2006 in
consideration for services at $0.045 per share	2,474,771	2475	108,890			111,365

Issuance of common stock on July 1, 2006 in
consideration for lease settlement at $0.04 per share	893,617	894	34,851			35,745

Issuance of common stock on July 5, 2006
in consideration for services at $0.04 per share	250,000	250	9,750			10,000

Issuance of common stock on October 4, 2006
in consideration for services at $0.016 per share	2,812,500	2,812	42,188			45,000

Issuance of common stock on November 16, 2006
in consideration for services at $0.029 per share	344,828	345	9,655			10,000

Issuance of common stock on December 6, 2006 in
consideration for accounts payable at $0.024 per share	5,484,814	5,485	126,151			131,636

Issuance of common stock on December 12, 2006 in
consideration for services at $0.02 per share	12,288,226	12,289	233,476			245,765

Issuance of common stock on December 13, 2006
in consideration for services at $0.019 per share	1,034,482	1,034	19,138			20,172

Issuance of common stock on December 27, 2006
in consideration for services at $0.010 per share	450,000	450	4,095	(3,787)		758

Issuance of common stock on December 28, 2006
in consideration for wages at $0.010 per share	1,931,165	1,931	17,767			19,698

Amortization of deferred compensation and
services				388,277		388,277

Net loss for the period					(2,577,036)	(2,577,036)

Balance at December 31, 2006	218,263,853	$218,264	$22,154,569	$(3,787)	$(26,204,649)	$(3,835,603)

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended December 31, 2006	Nine months ended December 31, 2005	Cumulative results of operations from March 20, 2002 (date of inception) through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,577,036)	$(4,145,902)	$(26,204,649)
Adjustments to reconcile net loss to net
cash used in operating activities
Common stock issued for services and wages	1,340,971	2,909,581	16,764,907
Forgiveness of loans and accounts payable	—	—	(918,573)
Changes in operating assets and liabilities:
Accounts receivable	31,120	96,913	(20,259)
Other receivables	20,729	(276,769)	(54,401)
Prepaid expenses	989	(5,115)	(500)
Inventory	4,134	(1,403)	—
Deposits	—	—	—
Accounts payable	259,416	447,171	3,139,690
Accrued salaries, compensation and expenses	808,133	738,049	2,269,176
Accrued interest	108,048	693	558,134
Related party payable	5,886	4,612	345,714
Commitments and contingencies	—	—	65,963
Net cash provided by (used in) operating activities	2,390	(232,170)	(4,054,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in conjunction with share
exchange agreement	—	—	2,946

Net cash provided by investing activities	—	—	2,946

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank note payable	—	—	1,650,000
Payments on bank note payable	—	(96,003)	(939,886)
Proceeds from loans payable	—	291,688	3,241,818
Payments on loans payable	(6,000)	(17,062)	(37,434)
Proceeds from issuance of common stock	—	—	155,000

Net cash provided by (used in) financing activities	(6,000)	178,623	4,069,498

Net increase (decrease) in cash	(3,610)	(53,547)	17,646

Cash at beginning of period	21,256	53,547	—

Cash at end of period	$17,646	$—	$17,646

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for:
Interest	$—	$71,693	$461,992
Income Taxes	$—	$—	$13,288
Accounts payable acquired in conjunction with share
exchange agreement	$—	$—	$(2,500)

Common stock issued in exchange for accounts payable	$330,011	$415,150	$2,539,783

Common stock issued in exchange for loans payable
and accrued interest	$—	$777,594	$2,863,851

Common stock issued in exchange for former officer
Bank loan and lease guarantees	$—	$—	$9,314

Common stock issued in exchange for lease settlement	$35,745	$—	$35,745

The accompanying notes are an integral part of these financial statements.

US GLOBAL NANOSPACE, INC.
(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of US Global Nanospace, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Company's Form 10-KSB for its fiscal year ended March 31, 2006.

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

During the last fiscal year with the introduction of MAPSANDS™, we shifted our primary market and licensing efforts to autonomous wide area security systems worldwide. We believe that MAPSANDS™ represents a new and innovative approach to wide area perimeter security. In MAPSANDS™ we have developed, integrated and commercialized an advanced set of technologies, which we believe will change the landscape and economics of the border and perimeter security market. The integration of advanced technologies into an autonomous security system should generate both significant economic advantages and superior mission effectiveness, thereby helping our customers to effectively secure critical infrastructure and take control of borders.

We generated operating revenues in the amount of $47,259 for the quarter ended December 31, 2006, primarily from the sales of radomes. We do not manufacture or distribute our products on a commercial scale. We are in the process of negotiating licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with government agencies and private sector companies for the sale or licensing of our products.

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

To date, we have funded our operations from inception through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and $1,365,168 of revenues and other income. Furthermore, in an effort to conserve cash, our officers have deferred their salaries or have accepted shares of our common stock in lieu of cash for their compensation. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

NOTE 3. INTELLECTUAL PROPERTY ASSIGNMENT AND ROYALTY AGREEMENT

On May 14, 2002, USDR Aerospace, Ltd. ("Aerospace"), a related party, entered into an agreement with the Company to assign certain of its intellectual property to the Company for consideration of $10, and a promise to pay a royalty of 3.5% on all of the Company's sales until Aerospace has received a total of $15 million and a royalty of 1% of all of the Company's sales thereafter until all patent rights of the intellectual property have expired. On December 8, 2005, our Board of Directors ratified an Amendment to Intellectual Property Assignment and Royalty Agreement dated November 28, 2005 (the “Amendment”), which amends the Intellectual Property Assignment and Royalty Agreement dated as of May 14, 2002 (the “Royalty Agreement”), between Aerospace and the Company. The purpose of the Amendment is to clarify the original intent of the parties to the Royalty Agreement, which is that the term “sales” as used in the Royalty Agreement shall include all net revenues received by us from any and all sales and/or licensing of our products and/or services, subject to and in accordance with the terms and conditions of the Royalty Agreement. As of December 31, 2006, the Company has incurred a total of $44,994 in royalties associated with this agreement.

NOTE 4. RELATED PARTY PAYABLE

The former Chairman of the Company controls Aerospace, which has licensed the intellectual property to the Company as described in Note 3, under which we owe Aerospace $44,994 in royalties as of December 31, 2006.

On December 8, 2005 the Company entered into an agreement with the former Chairman of the Company to compensate him in consideration of his continuing loan guaranty of the bank note payable. The bank note payable is described in Note 6. The fair amount of equity based compensation was deemed to be $174,953 to be earned in equal increments over the course of 30 months. As of December 31, 2006, we owe the former Chairman equity based compensation of $69,982.

NOTE 5. LOANS PAYABLE

The former Chairman of the Company also controls USDR, Inc. ("USDR"). On May 13, 2005, the Company entered into a loan agreement with USDR for amounts up to $350,000. The loan bears interest at 10% per annum and matured on March 31, 2006. As of December 31, 2006, the Company owed USDR $130,538, including accrued interest under this loan agreement. Extension of terms is subject to further negotiation. On April 11, 2003 and April 18, 2003, the Company entered into two loans totaling $16,000 from an existing shareholder. The loans bear interest at 10% per annum and matured on April 30, 2004. The Company owes the shareholder $21,950 including accrued interest, as of December 31, 2006. Extension of terms is subject to negotiation.

NOTE 6. BANK NOTE PAYABLE

The Company previously had lines of credit with a bank for amounts up to $1,650,000. The lines of credit have been consolidated into one loan, which bears interest at 10% per annum and matures on May 15, 2008. The interest rate has increased to 18% per annum due to non-payment. The terms require principal and interest payments of $25,400 due monthly, beginning October 15, 2004, and one final principal and interest payment of $11,779 due on May 15, 2008. The bank is a subsidiary of a holding company, Western Security Holding Co. Ltd., which is a shareholder of the Company. The loan is secured by the assets of the Company and guaranteed by the Company's former Chairman and CEO. As of December 31, 2006, the Company had an outstanding principal balance of $710,114 and accrued interest and fees totaled $189,989. On August 9, 2006 we learned that Western Security Bank (the “Bank”), an Arizona corporation, filed a suit against us for default of the balance owed of the $1,650,000 promissory note signed on June 30, 2003. The suit seeks the accelerated payment of $880,708 in principal, accrued interest, and penalties owed the Bank through July 7, 2006 due to our failure to make all required monthly amounts, plus $375 per day from July 8, 2006 until paid plus attorney’s fees. The promissory note calls for payments of $25,400 per month, some of which have not been paid. The suit also names John D. Robinson, our former Chairman and CEO, and United States Defense Research, Ltd., a Nevada limited liability company, as defendants in their capacities as personal guarantors. We have been in contact with the Bank and we continue to seek an amicable resolution of the matter.

NOTE 7. STOCK-BASED COMPENSATION

The Company has stock-based compensation plans that are accounted for under Statement of Financial Accounting Standard No. 123(R), “Share Based Payment”. On April 10, 2003, the Company adopted its 2002 Amended and Restated Stock Plan. The purpose of the 2002 Plan is to enable the Company to attract, retain and motivate key employees, officers, directors, consultants, independent contractors and advisors by allowing them to share in the Company’s growth through ownership of our securities. Stock options granted under the 2002 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options to purchase up to an authorized 90,000,000 shares of the Company’s common stock. On November 22, 2006, our Board of Directors approved and adopted an amendment to increase the authorized number of shares of the Company’s common stock in the Plan from 90,000,000 shares to 139,000,000. As of December 31, 2006, there are currently 6,500,000 shares reserved for the stock options granted to our officers on January 31, 2006. The Company granted 6,500,000 stock options all of which were issued in connection with employment agreements with our Chief Executive Officer and Chief Financial Officer. These shares vest based on certain milestones as noted in their Employment Agreements. At December 31, 2006, 1,000,000 option shares have vested and 5,500,000 option shares remain unvested. For the nine months ended December 31, 2006 the Company recorded no compensation costs related to stock options granted to employees as the value is estimated by management to be insignificant. No stock options or similar instruments were issued in 2005.

On August 25, 2005, our Board of Directors approved and adopted the US Global Nanospace, Inc. 2005 Stock Plan (the “2005 Plan”). Pursuant to the 2005 Plan, we may issue up to 25,000,000 shares of our common stock (the “Plan Shares”) to employees, officers, directors, consultants, independent contractors and advisors who provide services to us that do not relate to capital raising or stock support activities. Awards under the 2005 Plan may be in the form of stock options, stock awards subject to payment of consideration, or stock bonuses, and may be subject to vesting conditions. Incentive stock options (“ISOs”) may be granted to employees only. The Board of Directors administers and interprets the 2005 Plan in the absence of a committee of the Board formed for such purpose. The term of the 2005 Plan is 10 years. As of December 31, 2006, no options, warrants or rights were granted under the US Global Nanospace, Inc. 2005 Stock Plan, however, we have awarded 19,850,000 shares of common stock to our former Chief Financial Officer and various consultants in exchange for services rendered to us. Therefore, as of December 31, 2006 there was available for future issuance under the US Global Nanospace, Inc. 2005 Stock Plan 5,150,000 shares of common stock.

NOTE 8. CONTINGENT LIABILITIES

Pending or Threatened Legal Proceedings

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company's results of operations for that period or future periods.

We previously entered into a license agreement with TIAX, LLC on an exclusive basis for technology related to a decontamination system we hoped would be usable for our All-Clear™ product. By letter dated May 27, 2005, TIAX LLC notified us that TIAX believed that we were in default under the Patent and Technology License Agreement dated July 24, 2003 (the “Agreement”), as amended, between TIAX and us for failure to pay $192,914 TIAX alleged was due under the agreement. Under the terms of the Agreement, the Agreement terminates upon 30 days written notice of default if the default is not cured to the satisfaction of TIAX within the 30-day notice period. On June 27, 2005, we responded to TIAX stating that we disagreed with TIAX’s assessment of the amounts due TIAX under this agreement. We also informed TIAX that the decontaminant product being marketed by Kidde had been jointly developed by us and Kidde, and that we did not believe that this new product was subject to our agreement with TIAX. We had made a counter-proposal to TIAX, offering to pay TIAX 25% of royalties received by us from Kidde. On July 19, 2005, TIAX rejected our counter-proposal to modify the payment terms of the Agreement and notified us that TIAX would exercise its right to terminate the agreement unless the Company paid $196,344 in full by August 18, 2005. Of this $196,344, the Company has received invoices from TIAX in an aggregate amount of approximately $165,000 that it has reflected as accounts payable in its financial statements as of June 30, 2005, although the Company disputes this amount. Upon receipt of this notice from TIAX that the alleged default had not been cured, we took the position that the Agreement had already terminated as of June 28, 2005. While collaborating on development of the All-Clear™ product, we and Kidde discovered that the formulation developed by TIAX did not meet the requirements for a commercial product. Accordingly, we and Kidde developed an alternative formulation that is more effective against chemical and biological pathogens than the TIAX formulation, and that, in addition, is non-toxic and non-corrosive. We terminated our license agreement with TIAX because we are not using the TIAX licensed technology. On January 2, 2006, we learned that TIAX LLC filed a complaint for breach of contract in Middlesex Superior Court in Massachusetts (the “Court”).  The complaint seeks payment of $226,344 that TIAX alleges remains payable by us under the Agreement.  Our position is that the Agreement terminated on June 28, 2005, and that TIAX’s claims are without merit.  On February 6, 2006, we filed an answer to the complaint and a counterclaim against TIAX for fraudulent misrepresentation and breach of covenant of good faith and fair dealing. On June 30, 2006, the Court granted TIAX’s motion for dismissal of our counterclaim for breach of the covenant of good faith and fair dealing, but upheld our counterclaim of fraudulent misrepresentation which stands pending trial. We are working towards a negotiated settlement of this matter.

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

On November 22, 2006, we received a letter via facsimile from Kidde alerting us to the fact that there may be a dispute relating to the worldwide licensing of All-Clear™, which may result in a disruption or renegotiation of royalties, revenues and ongoing contracts. Our legal counsel has reviewed the aforementioned letter and has responded to Kidde.

Other

On January 11, 2006, we learned that Everest International, Inc. (“Everest”), the owner of our business facility in Arlington, Texas, filed a suit against us for breach of the Gross Lease Agreement dated April 28, 2003 (the “Lease”) between West Harris Property, Inc. and us. The suit sought damages for unpaid rent and late fees totaling $52,900. Additionally, the suit sought payment of the rent specified in the Lease for the remainder of the Lease term, reduced to present worth, beginning from January 1, 2005 through the end of the lease term on May 31, 2006, plus interest, attorneys’ fees and costs. The monthly rent due under the lease was $11,000. Since Everest filed the suit, Everest had received $12,500 against the balance owed. Everest was also in possession of an $11,000 security deposit paid by us upon execution of the Lease, which Everest had applied to any charges in default. The suit also named Julie Seaman, one of our directors, as a defendant in her capacity as a personal guarantor of the Lease. On June 15, 2006 we and Ms. Seaman, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Everest. The Settlement Agreement was modified on June 21, 2006. Pursuant to the Modified Settlement Agreement, we agreed to convey certain tangible assets located in the Arlington facility to Everest by June 21, 2006, and we (i) agreed to issue to Everest 893,617 unregistered shares of common stock within 10 calendar days of June 21, 2006, (ii) agreed to pay Everest $10,000 in cash by June 21, 2006, (iii) forfeited all claims to the $11,000 security deposit, and (iv) agreed to tender to Everest a cash payment of $32,000 at 10% per year via monthly installments of $1,464.43 commencing on October 1, 2006 with no prepayment penalty, all in consideration of a full release and dismissal of the lawsuit previously filed by Everest. Also, in connection with the settlement, the Company entered into an agreement with USDR, Inc., a company which the former Chairman of the Company controls, to purchase certain assets located at the business facility for 731,707 shares of restricted common stock. These assets have been conveyed to Everest as part of the settlement above. As of December 31, 2006, these shares have not yet been issued to USDR, Inc. The action was dismissed without prejudice on August 8, 2006.

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

Since our inception on March 20, 2002, we have been unprofitable. We have incurred net losses of $26,204,649 since inception through December 31, 2006. As a development stage company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

RECENT DEVELOPMENTS

On November 2, 2006, we received confirmation and documentation from Kidde Fire Fighting, Inc. (“Kidde”) that All-Clear™ has been conditionally registered by the U.S. Environmental Protection Agency, Office of Pesticides Programs Antimicrobials Division (“EPA”), under registration number 82932-1. This registration will allow Kidde to market this product in the U.S. On the same day, we received a letter via facsimile from Kidde alerting us to the fact that there may be a dispute relating to the worldwide licensing of All-Clear™, which may result in a disruption or renegotiation of royalties, revenues and ongoing contracts. Our legal counsel has reviewed the aforementioned letter and has responded to Kidde.

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

Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. During the quarter ended December 31, 2006, our revenues were primarily derived from product sales. Revenue for product sales is recognized at the time of delivery of the product. Revenue under contracts based on a fixed fee is recognized based on conditions being met. Revenue under contracts based on royalty fees is recognized when the amounts are earned and determinable, which is generally when cash payment is received. However, since we are not able to forecast product sales by licensees, royalty payments that are based on product sales by the licensees are not determinable until the licensee has completed its computation of the royalties due and/or remitted its cash payment. Should information on licensee product sales become available so as to enable us to recognize royalty revenue on an accrual basis, materially different revenues and results of operations could occur.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2006 AS COMPARED TO THE QUARTER ENDED DECEMEBR 31, 2005

Our revenues from operations for the quarter ended December 31, 2006 were $47,259 as compared to revenues of $21,010 for the quarter ended December 31, 2005. During the three months ended December 31, 2006, our revenues were primarily derived from the sales of our radomes. We anticipate our revenues will fluctuate until we receive steady income from the licensing and sales of our products.

Our cost of revenues from operations for the quarter ended December 31, 2006 was $12,745 as compared to cost of revenues of $12,873 from the quarter ended December 31, 2005. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs.

During the quarter ended December 31, 2006, we spent $155,286 on research and development as compared to $479,907 for research and development during the quarter ended December 31, 2005. This decrease is primarily due to a reduction in the amount of stock based compensation paid in the current period as compared to the prior period. We paid our consultants with our common stock in order to conserve cash. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the quarter ended December 31, 2006, we incurred $331,435 in expenses related to general and administrative costs as compared to $991,476 related to general and administrative costs during the quarter ended December 31, 2005. This decrease is primarily due to a reduction in the amount of stock based compensation paid in the current period as compared to the prior period. We paid our consultants and our employees with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

We had an operating loss of $452,207 for the quarter ended December 31, 2006, as opposed to an operating loss of $1,462,246 for the quarter ended December 31, 2005. We had a net loss of $495,704 for the quarter ended December 31, 2006, as compared to a net loss of $1,478,151 for the quarter ended December 31, 2005. The decrease in the operating loss and net loss is primarily due to less stock based compensation in the current period than in the prior period and also working capital efficiencies realized in the current period.

Other income (expense) for the quarter ended December 31, 2006 was $43,497 as compared to $15,905 for the quarter ended December 31, 2005. The increase is primarily attributable to higher interest rates on our bank loan.

NINE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005

Our revenues from operations for the nine months ended December 31, 2006 were $168,161 as compared to revenues of $137,206 for the nine months ended December 31, 2005. During the nine months ended December 31, 2006, our revenues were primarily derived from the sales of our radomes. We anticipate our revenues will fluctuate until we receive steady income from the licensing and sales of our products.

Our cost of revenues from operations for the nine months ended December 31, 2006 was $43,761 as compared to cost of revenues of $55,183 from the nine months ended December 31, 2005. The cost of revenues includes the cost of raw materials, packaging supplies, shipping charges, royalties, commissions, direct and indirect labor and other indirect manufacturing costs.

During the nine months ended December 31, 2006, we spent $839,708 on research and development as compared to $987,244 for research and development during the nine months ended December 31, 2005. This decrease is primarily due to our focus on the sales and marketing of our products during the nine months ended December 31, 2006. We paid our consultants with our common stock in order to conserve cash. We anticipate our research and development costs will continue to be significant as we continue to develop our products.

During the nine months ended December 31, 2006, we incurred $1,746,908 in expenses related to general and administrative costs as compared to $3,187,852 related to general and administrative costs during the nine months ended December 31, 2005. This decrease is primarily due to a reduction in the amount of stock based compensation paid in the current period as compared to the prior period and operating efficiencies gained during the current period. During the nine month period ended December 31, 2005, we issued our restricted common stock to recipients as bonuses. We paid our consultants and our employees with our common stock in order to conserve cash. We anticipate that general and administrative expenses will continue to be significant as we continue our licensing and marketing efforts, and incur other increased costs associated with operating as a public company.

We had an operating loss of $2,462,216 for the nine months ended December 31, 2006, as opposed to an operating loss of $4,093,073 for the nine months ended December 31, 2005. We had a net loss of $2,577,036 for the nine months ended December 31, 2006, as compared to a net loss of $4,145,902 for the nine months ended December 31, 2005. The decrease in the operating loss and net loss is primarily due to a reduction in the amount of stock based compensation paid in the current period as compared to the prior period.

Other income (expense) for the nine months ended December 31, 2006 was $114,820 as compared to $52,829 for the nine months ended December 31, 2005. The increase is primarily attributable to higher interest rates on our bank loan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 we had cash on hand of $17,646. Since our inception, we have incurred significant losses, and as of December 31, 2006 we had an accumulated deficit of $26,204,649. Due to the nature of our business, we incur sizeable research and development and general and administrative expenses and we expect these expenses to continue in the future. We have not achieved profitability and anticipate that we will continue to incur losses until we generate substantial revenues from our products which, to date, we have been unable to do.

From inception through the quarter ended December 31, 2006, we have funded our operations through loans in the amount of $1,650,000 from a bank, loans in the amount of $3,241,818 from unrelated third parties, existing shareholders and directors, and $1,365,168 of revenues and other income. Our primary source of cash during the quarter ended December 31, 2006 was collection of accounts receivable totaling $49,518. As of December 31, 2006, we had outstanding balances under loan agreements of $1,052,591. This amount is comprised of $710,114 of principal and accrued interest and fees of $189,989 under a loan agreement with a bank, $130,538 under a loan agreement with USDR, Inc. and $21,950 under a loan agreement with an existing shareholder. The bank loan is secured by our assets and personally guaranteed by our former Chairman and Chief Executive Officer, and matures in May 2008. We have no borrowing capacity under this bank loan and the bank has notified us of its determination that we are currently in default of our payment obligation. At December 31, 2006, we also owed USDR Aerospace, Ltd., an entity controlled by our former Chairman and Chief Executive Officer, royalties in the amount of $44,994 for intellectual property licensed to us.

We are severely hampered by a shortage of cash. In order to conserve cash, our officers have deferred their salaries, and during the quarter ended December 31, 2006, our officers accepted shares of our common stock in lieu of cash. We do not manufacture or distribute our products on a commercial scale. Under the Kidde agreement, Kidde Firefighting, Inc. is responsible for all of the costs of manufacturing, marketing and distribution of our All-Clear™ product. In addition, we are in the process of negotiating certain licensing, manufacturing or distribution arrangements with other international companies or independent contractors that have the infrastructure to manufacture, distribute or sell our products on a commercial scale worldwide. We are also in the process of negotiating directly with certain government agencies and private sector companies for the sale or licensing of our products. However, because we cannot predict if, or when, our products such as MAPSANDS™ and All-Clear™ will generate revenues that will be sufficient to sustain our operations, we may pursue equity or debt financing. We also intend to continue seeking strategic partners to assist us with the marketing of MAPSANDS™, which we expect may produce substantial revenues. However, MAPSANDS™ is a new technology that approaches perimeter security in an innovative way. As such, it may not be immediately adopted over other, more traditional ways of maintaining security. We cannot be certain that we will be successful in obtaining financing. If we cannot obtain financing when, and as we need it, we may be unable to maintain our operations.

Net cash used by operating activities for the nine months ended December 31, 2006 was $2,390 as compared to net cash used in operations of $232,170 in the nine months ended December 31, 2005. The primary uses of cash for the nine months ended December 31, 2006 consisted of general operating costs and costs associated in operating a public company.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This new accounting standard had no impact on the Company’s financial statements for the nine months ended December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Management does not believe that SFAS No. 155 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s financial statements.

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

We are a development stage company and, to date, we have had limited operations. During the fiscal quarter ended December 31, 2006 we had a net loss of $495,704. Our accumulated deficit since inception through December 31, 2006 was $26,204,649.

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

PART 1 - ITEM 3 CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended December 31, 2006. Due to a change of management that took place as of January 9, 2007, and a delay in the transitioning of records, as of the end of the period covered by this report the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 was not recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management does not expect this to occur in the future.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

None

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

US GLOBAL NANOSPACE, INC.

By:	/s/ Pat Scorzelli
Date: February 20, 2007	Pat Scorzelli, Chief Executive Officer

By:	/s/ Julie Seaman
Date: February 20, 2007	Julie Seaman, Chief Financial Officer